Form 10-Q
period 1995-03-31
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1995-05-15
CIK 775820

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995.


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934
            For the transition period from             to
                                           -----------    -----------

                           Commission File No. 0-14368


                  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                    061097006
- - - - -------------------------------                      --------------------------
State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                              Identification No.)


            851 Irwin Street, Suite 200, San Rafael, California 94901
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code:  (415) 257-4200
                                                            --------------

                                      N/A
                 -----------------------------------------------
           (Registrant's former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  (X)               NO        (  )

As of May 8, 1995, the Registrant had outstanding 6,170,081 shares of Common Stock, $.01 par value, and 2,700 shares of Special Stock, denominated Series A Convertible Preferred Stock, $.01 par value, convertible into 490,909 shares of Common Stock.

                  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995



                                      INDEX

                                                                          Page


PART I.   FINANCIAL INFORMATION                                             3


ITEM 1.   Condensed Consolidated Financial Statements

          a)        Condensed Consolidated Balance Sheets --                4
                    March 31, 1995 and December 31, 1994

          b)        Condensed Consolidated Statements of                    6
                    Operations --  Three months ended
                    March 31, 1995 and 1994

          c)        Condensed Consolidated Statements of                    7
                    Cash Flows -- Three months ended
                    March 31, 1995 and 1994

          d)        Notes to Condensed Consolidated Financial               9
                    Statements


ITEM 2.   Management's Discussion and Analysis                             11
                    of Financial Condition and Results
                    of Operations

PART II.  OTHER INFORMATION                                                13

Signatures                                                                 14

                         PART I - FINANCIAL INFORMATION


The condensed consolidated financial statements included herein have been prepared by Children's Discovery Centers of America, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1995, and the results of its operations for the three months ended March 31, 1995 and 1994, have been included.

PART I


ITEM 1.  FINANCIAL STATEMENTS


         CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994


                                                        March 31,   December 31,
                                                          1995          1994
                                                          ----          ----
In thousands                                             (Unaudited)

                    ASSETS

CURRENT ASSETS:
          Cash and cash equivalents                      $15,633       $21,558
          Short-term investments                           4,508         1,300
          Accounts receivable                              2,071         1,646
          Prepaid expenses and other current assets        1,485         1,178
                                                         -------       -------
          Total current assets                            23,697        25,682
                                                         -------       -------

PROPERTY, PLANT AND EQUIPMENT:
          Land                                               878           878
          Buildings                                        4,723         4,705
          Furniture, fixtures & equipment                  7,422         7,007
          Transportation equipment                         1,339         1,259
          Leasehold improvements                           5,448         5,177
                                                         -------       -------

                                                          19,810        19,026

          Less: Accumulated depreciation and amortization (4,873)       (4,429)
                                                         -------       -------

                                                          14,937        14,597
                                                         -------       -------

INTANGIBLE ASSETS                                         28,916        22,903

OTHER:                                                     1,735         1,509
                                                         -------       -------

                                                         $69,285       $64,691
                                                         -------       -------
                                                         -------       -------


     See accompanying notes which are an integral part of these statements.

          CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994


                                                        March 31,   December 31,
                                                          1995          1994
                                                          ----          ----
In thousands (ecept share and per share data)         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

          Current portion of long-term debt             $ 1,931       $ 1,690
          Accounts payable                                  606           798
          Payroll and related accruals                    1,809         1,463
Other accrued liabilities                                 1,222           482
                                                         -------       -------

          Total current liabilities                       5,568         4,433
                                                         -------       -------

LONG-TERM DEBT,
          Net of current portion                         14,767        13,736
                                                         -------       -------

ACCRUED STRAIGHT LINE RENT                                1,078         1,066
                                                         -------       -------

STOCKHOLDERS' EQUITY:
  Special Stock: Authorized 5,000,000 shares; outstanding:
    Series A Convertible Preferred, par value $.01 per
         share, liquidation value $2,838 and $3,250
         in 1995 and 1994; 2,838 and 3,250 shares
         outstanding in 1995 and 1994.                       -0-           -0-
  Common Stock, Par Value $.01 per share
          Authorized 20,000,000 shares
          outstanding; 6,145,081 in 1995,
          5,931,604 in 1994.                                132           130
    Treasury Stock (7,200,844 shares)                         -             -

Paid-in capital in excess of par                         52,693        51,391
Loans to officers                                          (640)         (640)
Unrealized loss on short-term investment                     (6)          (30)
Accumulated deficit                                      (4,307)       (5,395)
                                                         -------       -------

          Total Stockholders' Equity                     47,872        45,456
                                                         -------       -------

                                                        $69,285       $64,691
                                                         -------       -------
                                                         -------       -------

     See accompanying notes which are an integral part of these statements.

         CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                     Three Months  Three Months
                                                         Ended        Ended
                                                        March 31,    March 31,
                                                          1995         1994
                                                          ----         ----
In thousands (ecept share and per share data)         (Unaudited)  (Unaudited)

REVENUES FROM OPERATIONS:

     Child care fees                                    $18,033      $11,707
     Managemnt fees                                         246           54
                                                            ---           --
     Total revenues from operations                      18.279       11,761

OPERATING EXPENSES:
     Payroll and related costs                            9,674        6,329
     Other center operating expenses                      4,466        2,906
     Administrative expenses                              1,458          971
     Depreciation and amortization                          770          489
     Advertising and promotion                              178          100
                                                            ---          ---

     Total operating expenses                            16,546       10,795

     Income from operations                               1,733          966

OTHER EXPENSE, net                                           14          100
                                                            ---          ---

      Income before provision for income taxes            1,719          866

PROVISION FOR INCOME TAXES                                  632          225
                                                           ----         ----

NET INCOME                                               $1,087         $641
                                                         -------       -------
                                                         -------       -------

NET INCOME PER SHARE:                                      $.16         $.14

WEIGHTED AVERAGE COMMON SHARES:                           6,938        4,731


     See accompanying notes which are an integral part of these statements.

         CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                     Three Months  Three Months
                                                         Ended        Ended
                                                        March 31,    March 31,
                                                          1995         1994
                                                          ----         ----
In thousands                                          (Unaudited)  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  1,087      $  641

  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                         770          489
     Changes in assets and liabilities:
          Accounts receivable                             (425)        (372)
          Prepaid expenses and other current assets       (307)        (107)
          Accounts payable                                (192)         164
          Payroll and related accruals                     346          280
          Accrued liabilities and other                    752           (2)
      Gain on extinguishment of debt                       (83)           0
                                                           ----          --

     Net cash provided by operating activities            1,948       1,093
                                                          -----       -----

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                      (4,508)     (5,761)
Proceeds from sale of short-term investments              1,300         100
Payments for acquisitions of child care centers          (3,326)     (1,142)
Payments for the start-up of centers                          0         (33)
Purchases of property, plant and equipment                 (435)       (237)
Other, net                                                 (177)        (40)
                                                           -----        ----

     Net cash used in investing activities               (7,146)     (7,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from inssuance of long-term debt                     0          48
Proceeds from issuance of common stock, net               1,304           0
Repayments of long-term debt                             (2,031)       (798)
                                                         -------       -----

     Net cash used for financing activities                (727)       (750)
                                                           -----       -----

     Net decrease in cash and cash equivalents           (5,925)     (6,770)
                                                         -------     -------

CASH AND CASH EQUIVALENTS:
     Beginning of period                                 21,558      10,662
                                                         ------      ------

     End of period                                     $ 15,663     $ 3,892
                                                       --------     -------
                                                       --------     -------


     See accompanying notes which are an integral part of these statements.

Supplemental Disclosures of Cash Flow Information:

Cash paid during the three months
ended March 31 (in thousands) for:                        1995        1994
                                                          ----        ----

          Interest                                       $ 378       $ 181
          Income taxes                                     150          31


Supplemental Schedule of Noncash Investing and
Financing Activities:

The Company acquired and opened 25 additional centers during the three months ended March 31 (in thousands)
                                                          1995        1994
                                                          ----        ----

          Cash payments                                 $3,326      $1,142
          Notes issued to sellers                        2,846       1,797
          Indebtedness and liabilities assumed             588       2.531
                                                         -----       -----
          Total value of centers acquired               $6,760      $5,570



          See accompanying notes which are an integral part of these statements.

         CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (1)  General

The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Operational comparisons between the first quarter of 1995 and 1994 are affected by the addition of a total of 67centers in 1994 and the first quarter of 1995 (see "Management's Discussions and Analysis of Financial Condition and Results of Operations" below). For a complete discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, previously filed.

Consolidation

The consolidated financial statements include the accounts of Children's Discovery Centers of America, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclass ifications have been made to the 1994financial statements to conform to the 1995 presentation.

Income Taxes

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes."

Acquisitions

In the first quarter of 1995 the Company acquired 24 centers for an aggregate
price of $6,760,000.   For the year ended December 31, 1994, the Company
acquired 38 centers for an aggregate price of $15,278,000.

Pro forma results -

The unaudited pro forma results of the Company's operations for the first quarters of 1995 and 1994 are summarized below as though the acquisitions occurred at the beginning of 1994. The unaudited pro forma information presented does not purport to be indicative of the results which would have been obtained had the acquisitions actually been consummated as of the beginning of 1994, or which may be obtained in the future. The pro forma results are based on purchase accounting adjustments recognized in combining the companies (in thousands, except per share data).


                                                Three Months      Three Months
                                               Ended March 31,   Ended March 31,
                                                    1995              1994
                                                 (unaudited)       (unaudited)
                                               ---------------   ---------------

Revenues from operations                             $19,111           $17,663
Net income                                           $ 1,116           $   680
Net income per share                                 $   .16           $   .14

Weighted average common shares outstanding:            6,938             4,731

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

During the first three months of 1995, the Company acquired or opened 25 centers and closed one center. During the year ended December 31, 1994, the Company acquired or opened 42 centers and closed three centers. The results of acquired or disposed of centers are included in the Company's financial statements from the date of acquisition or until the date of disposition. Accordingly, the year to year results may fluctuate depending upon the timing of the Company's acquisition or disposition of centers.

Historically, the Company's operating revenue has followed the seasonality of a school year, declining during the summer months and the year-end holiday period.

Results of Operations

Revenues form Operations increased 55% to $18,279,000 in the first quarter of 1995, as compared to $11,761,000 in the first quarter of 1994. Revenues for those centers open in corresponding time period in both years increased over 1994 by approximately 8% for the quarter. The remainder of the increases was due to the net increase in centers.Approximately one-third of the increase on a same center basis was due to enrollment increases, with the remainder due to increases in prices.

Payroll and related costs increased by $3,345,000 or 53% , for the first quarter of 1995 as compared to the first quarter of 1994 due to the increase in the number of centers operated. Payroll and related costs as a percentage of revenues, however, decreased to 52.9% in the first quarter of 1995 from 53.8% in the first quarter of 1994. The decrease in payroll and related expenses was due to increased enrollments, increased prices and improved scheduling of labor attributable to more efficient staffing.

Other center operating expenses increased by $1,560,000 or 54%, for the first quarter of 1995 as compared to the corresponding time period in 1994, due to the increase in the number of centers operated. As a percentage of revenue other center operating expenses, however, decreased to 24.4% in the first quarter of 1995 from 24.7% in the first quarter of 1994. The decline as a percentage of revenue was due to an increase in average center revenues derived from higher enrollments and increased prices, which resulted in a decrease in the fixed costs of the Company's centers as a percentage of revenue.

Depreciation and amortization expense increased to $770,000 in 1995 from $489,000 in 1994 for the first quarter. This increase was due mainly to the increase in new centers acquired during 1995 and 1994.

Advertising and promotion expense increased to $178,000 in 1995 from $100,000 in 1994 for the first quarter. This increase was due mainly to the increase in new centers acquired during 1995 and 1994.

Administrative expense as a percentage of total revenues decreased to 8.0% for the first quarter of 1995 from 8.3% in the first quarter of 1994. The Company continues to focus on administrative expense containment during its acquisition process.

Other expense decreased by $86,000 for the first quarter of 1995 as compared to the first quarter of 1994. The decrease was due to higher interest income of $200,000 due to higher cash balances because of the $19,600,000, net proceeds, raised in a public offering in December 1994 and January 1995 (see "Liquidity and Capital Resources" below), a gain of $83,000 from the repurchase of some of the Company's existing debt at a discount, and offset by higher interest expense of $197,000 associated with the Company's acquisitions.

The combination of increased revenues from acquisitions, increased prices, and new enrollments in existing centers, and the reduction of direct operating costs (i.e., payroll expense, other center operating expenses and advertising and promotion expenses) as a percentage of revenues, resulted in an increase in net profit for the first quarter of 1995 compared to the first quarter of 1994 of $446,000.

Liquidity and Capital Resources

Since its inception, the Company has grown primarily through the acquisition of existing child care centers. For acquisitions of individual centers or small chains, it is the Company's general practice to acquire centers for a combination of cash and notes to sellers, with notes generally representing approximately two-thirds of the total acquisition price. These notes are payable generally over ten years. As of March 31, 1995, $11,940,000 in principal of such notes was outstanding, carrying a weighted average annual interest rate of 8.8%. Since many sellers of centers own the facilities in which the centers are operated, the Company is often able to lease these facilities on a long-term basis through the exercise of successive options, while avoiding long-term obligations.

For transactions involving the acquisition of larger chains, the Company has relied principally on the issuance of new securities as payment for a substantial portion of the purchase price.

Capital resources for the cash portion of acquisitions have generally been obtained through private sales of the Company's securities at various times since inception and public offerings of Common Stock in 1985, 1991, 1993 and 1994. During 1994, the Company raised $18,307,000 in a public offering in December, and an additional $1,304,000 in January of 1995 on final completion of the offering

During 1994, net cash provided by operations was $4,495,000. This internally generated cash funded all of the Company's needs for purchases of property, plant, and equipment, and debt repayments, including a $600,000 repayment of notes issued in the 1991 acquisition of Magic Years. During the first three months of 1995, net cash provided by operations was $1,948,000. This internally generated cash funded all of the Company's needs for purchases of property, plant and equipment, scheduled debt repayments, and $600,000 of the $3,326,000 that the Company invested in new centers. Approximately $2,726,000 of the Company's existing cash balances were used for the acquisition or opening of new centers during the first three months of 1995 and $1,300,000 was used in the repurchase of existing debt. During the three months, the Company issued or assumed a total of approximately $3,390,000 of indebtedness related to acquisitions.

The Company's management believes that the Company's internally generated cash will cover its cash requirements for the foreseeable future and, along with its existing cash balances, will allow it to continue to grow through the acquisition of additional child care centers. The Company also has available to it up to $750,000 under an unsecured line of credit furnished by Wells Fargo Bank National Association. Amounts drawn down bear interest at the rate of .75% above the Bank's prime rate, and will be due and payable in full on July 1, 1995. The Company currently has no commitments for capital expenditures, except for the acquisition of child care centers, which might be deemed, either individually or in the aggregate, material to its business.

PART II - OTHER INFORMATION

Item 6.

       (b)  The Company filed a Report on Form 8-K/A during the quarter:

            1. Form 8-K/A dated March 15, 1995, as Amendment No. 2 to Current Report on Form 8-K, was filed to report the closing of the acquisition previously reported in the Current Report on Form 8-K filed on November 29, 1994 as amended by Form 8-K/A filed on December 9, 1994. The previously reported acquisition closed on February 8, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.



                              By:       /s/ Richard A. Niglio
                                  -----------------------------------------
                                        Richard A. Niglio
                                        Chief Executive Officer


                              By:       /s/ Randall J. Truelove
                                  -----------------------------------------
                                        Randall J. Truelove
                                        Vice-President, Finance
                                        Chief Accounting Officer


Date:  May 11, 1995