Form 10-Q/A
period 1995-03-31
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1995-06-26
CIK 775820

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q/A


(Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---            SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1995.


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---            SECURITIES AND EXCHANGE ACT OF 1934
                For the transition period from            to
                                               ----------    ---------


                           Commission File No. 0-14368


                CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       061097006
- -----------------------------                      -------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                            Identification No.)


            851 Irwin Street, Suite 200, San Rafael, California 94901
            ---------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


     Registrant's telephone number, including area code:    (415) 257-4200
                                                            --------------

                                  N/A
        -----------------------------------------------------------
        (Registrant's former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   ( X )             NO   (   )

As of May 8, 1995, the Registrant had outstanding 6,170,081 shares of Common Stock, $.01 par value, and 2,700 shares of Special Stock, denominated Series A Convertible Preferred Stock, $.01 par value, convertible into 490,909 shares of Common Stock.

                    CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.

                                     FORM 10-Q/A

                        FOR THE QUARTER ENDED MARCH 31, 1995




                                       INDEX

                                                                         PAGE

PART I.     FINANCIAL INFORMATION                                            3

ITEM 1.     Condensed Consolidated Financial Statements

            a)        Condensed Consolidated Balance Sheets --               4
                      March 31, 1995 and December 31, 1994

            b)        Condensed Consolidated Statements of                   6
                      Operations -- Three months ended
                      March 31, 1995 and 1994

            c)        Condensed Consolidated Statements of                   7
                      Cash Flows -- Three months ended
                      March 31, 1995 and 1994

            d)        Notes to Condensed Consolidated Financial              9
                      Statements

ITEM 2.     Management's Discussion and Analysis                            11
                      of Financial Condition and Results
                      of Operations

PART II.    OTHER INFORMATION                                               13

ITEM 6.     Exhibits and Reports on Form 8-K                                13

            a)         Financial Data Schedule                              13

            b)         Reports on Form 8-K                                  13

Signatures                                                                  14

PART II- OTHER INFORMATION

Item 6.

          a)  Financial Data Schedule                              Exhibit 27

           THIS IS SUBMITTED ELECTRONICALLY TO THE SECURITIES AND EXCHANGE COMMISSION FOR INFORMATION ONLY AND IS NOT FILED. THE SCHEDULE CONTAINS SUMMARY INFORMATION EXTRACTED FROM THE REGISTRANT'S FINANCIAL STATEMENTS FOR THE PERIOD ENDED MARCH 31, 1995 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

           b) Reports on Form 8-K.

             1.  The Company filed a Report on Form 8-K/A during the quarter.

                  i. Form 8-K/A dated March 15, 1995, as Amendment No. 2 to Current Report on Form 8-K, was filed to report the closing of the acquisition previously reported in the Current Report on Form 8-K filed on November 29, 1994 as amended by Form 8-K/A filed on December 9, 1994. The previously reported acquisition closed on February 8, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.


                                 By: /s/ Richard A. Niglio
                                     -------------------------------------
                                         Richard A. Niglio
                                         Chief Executive Officer



                                 By: /s/ Randall J. Truelove
                                     -------------------------------------
                                         Randall J. Truelove
                                         Vice-President, Finance
                                         Chief Accounting Officer




Date: June 26, 1995