Form 10-Q
period 1995-06-30
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1995-08-14
CIK 775820

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1995.

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________


Commission File No. 0-14368

CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)


             DELAWARE
(State or other jurisdiction of incorporation or organization)


              061097006
 (I.R.S. Employer Identification No.)


851 Irwin Street, Suite 200, San Rafael, California 94901
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (415) 257-4200 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	YES  (X)				NO	(  )

As of August 7, 1995, the Registrant had outstanding  6,177,031 shares of Common Stock, $.01 par value, and 2,700 shares of Special Stock, denominated Series A Convertible Preferred
Stock, $.01 par value, convertible into 490,909 shares of Common
Stock.

CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 1995


					INDEX

								Page

PART I.	FINANCIAL INFORMATION			              	      3

ITEM 1.  Condensed Consolidated Financial Statements

	a)	Condensed Consolidated Balance Sheets --	        4
		June 30, 1995 and December 31, 1994


	b)	Condensed Consolidated Statements of	            6
		Operations --  Three months and Six months ended
		June 30, 1995 and 1994

	c)	Condensed Consolidated Statements of	            7
		Cash Flows -- Six months ended
		June 30, 1995 and 1994

	d)	Notes to Condensed Consolidated Financial	       9
  		Statements


ITEM 2.	Management's Discussion and Analysis 		     12
		of Financial Condition and Results
		of Operations



PART II.	OTHER INFORMATION		                 		     16


Signatures                              							     17

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



In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1995, and the results of its operations for the three months and six months ended June 30, 1995 and 1994, have been included.


ITEM 1.  FINANCIAL STATEMENTS


CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995  AND DECEMBER 31, 1994
                                 					June 30,   	December 31,
					                                   1995		       1994
In thousands			                     (Unaudited)
ASSETS

CURRENT ASSETS:
	Cash and cash equivalents             	$3,384		    $21,558
	Short-term investments	               	12,783		      1,300
	Accounts receivable		                   2,883	       1,646
	Prepaid expenses and
	  other current assets              		  1,484		      1,178

Total Current Assets                 			20,534		     25,682

PROPERTY, PLANT AND EQUIPMENT:
Land				                             	     878		        878
Buildings			                          	  4,749		      4,705
Furniture, fixtures & equipment		        8,027		      7,007
Transportation equipment	             	  1,390		      1,259
Leashold improvements			                 6,124		      5,177

                                   					21,168		     19,026

Less: Accumulated depreciation
   and amortization	                  		(5,331)		    (4,429)

                                   					15,837		     14,597

INTANGIBLE ASSETS		                    	34,625	      22,903

OTHER		                             			  1,450		      1,509


                          				         $72,446		    $64,691

See accompanying notes which are an integral part of these statements.

CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND DECEMBER 31, 1994
                                 					June 30,    December 31,
                                					   1995		       1994
In thousands (except share data)   	(Unaudited)
	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Current portion of long-term debt     	$2,015	      $1,690
	Accounts payable		                        938		        798
	Payroll and related accruals	           2,382        1,463
	Other accrued liabilities		               180		        482

Total current liabilities		           	   5,515	      4,433
LONG-TERM DEBT,
	Net of current portion	                 16,670		    13,736
ACCRUED STRAIGHT LINE RENT                1,125		     1,066

STOCKHOLDERS' EQUITY:
 Special Stock: Authorized 5,000,000
   share; outstanding: Series A
   Convertible Preferred, par value
   $.01 per share, liquidation value $2,700
   and $3,250 in 1995 and 1994; 2,700
   and 3,250 shares outstanding in 1995
   and 1994.                       			       -0-      			-0-
Common Stock, Par Value $.01 per share
   Authorized 20,000,000
   shares issued and outstanding
   6,177,031 in 1995 and
   5,931,604 in 1994.			                    132	        130
Treasury Stock (7,200,844 shares)	            -		     	   -

Paid-in capital in excess of par		       52,707	     51,391
Loans to officers		                  	     (640)	      (640)
Unrealized gain (loss) on short-term
   investments				                           15       		(30)
Accumulated deficit			                   (3,078)	    (5,395)

Total Stockholders' Equity	           	  49,136	     45,456

                                   					$72,446	    $64,691

See accompanying notes which are an integral part of these statements.


CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS
OF INCOME FOR THE THREE-MONTH AND SIX-MONTH
PERIODS ENDED JUNE 30, 1995 AND 1994
	                           	3 Months Ended June 30   6 Months Ended June 30
		                               1995       	1994	       	1995	       1994
                           		(Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
In thousands (except per share data)
REVENUES FROM
  OPERATIONS:

Child care fees	                $19,643    	$13,843    	$37,676      $25,550
Management fees                     254	         56	        500          110

   Total revenue
     from operations             19,897	     13,899	     38,176       25,660

OPERATING EXPENSES:
  Payroll & related costs	       10,594	      7,502	     20,268       13,838
  Direct costs	                   4,799	      3,352	      9,265        6,251
  General &  administrative       1,443	      1,112	      2,901        2,083
  Depreciation and
    amortization	                   890	        577	      1,660        1,066
  Advertising & promotion	          213 	       143	        391          243

  Total operating expenses	      17,939	     12,686	     34,485       23,481

  Operating profit                1,958	      1,213	      3,691        2,179

OTHER EXPENSE,net	                   64	        179	         78          279

  Income before provision for
    income taxes                  1,894	      1,034	      3,613        1,900

PROVISION FOR INCOME TAXES          664         294	      1,296          519

NET INCOME	                      $1,230	       $740	     $2,317       $1,381

NET INCOME PER SHARE:	            $0.18	      $0.16	      $0.33        $0.29

AVERAGE NUMBER OF SHARES:         7,013	      4,731	      6,983        4,739

See accompanying notes which are an integral part of these statements.


CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND
SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1995
AND 1994
                                    				Six Months	    	Six Months
				                                      Ended	     	    Ended
			                                    June 30, 1995   June 30, 1994
In thousands	                         		(Unaudited)   		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income		                              	$2,317	       		$1,381

Adjustments to reconcile
net income to net cash
provided by operating activities:
	Depreciation and amortization		            1,660	       		 1,066
	Changes in assets and liabilities:
	   Accounts receivable	                   (1,237)       		  (703)
	   Prepaid expenses and other current
	     assets		                               (306)	      	    (68)
	   Accounts payable	                         140	      		    (69)
	   Payroll and related accruals       		     919	      		    301
    Accrued liabilities and other	           (243)	      	   (230)

Net cash provided by operating activities   3,250        		 1,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments    			(14,538)	       	(5,771)
Proceeds from sale of
    short-term investments	                 3,100        		 1,339
Payments for acquisitions of
    child care centers		                   (7,361)       		(1,872)
Payments for the start-up of
    centers			                                (77)	     	     (33)
Purchases of property, plant
    and equipment		                        (1,487)	      	   (784)
Other, net			                                (113)      		   (349)

Net cash used in investing activities  			(20,476)       		(7,470)

CASH FLOWS FROM
    FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt		   168      		     152
 Proceeds from issuance of common stock,net 1,318		             0
 Repayments of long-term debt        				  (2,434)	     	  (1,167)

Net cash provided (used) by
    financing activities		                   (948)     		  (1,015)

Net increase (decrease) in cash
    and cash equivalents                 	(18,174)	     	  (6,807)

CASH AND CASH
    EQUIVALENTS:
  Beginning of period                   		 21,558       		 10,662

  End of period                        			 $3,384	       	 $3,855

See accompanying notes which are an integral part of these statements.


Supplemental Disclosures of Cash Flow Information:
Cash paid during the six months
ended June 30 (in thousands) for:     	1995		     	1994

	Interest	                          			$742		     	$429
	Income taxes		                       1,219		    	  609

Supplemental Schedule of Noncash Investing and
Financing Activities:

For the six months ended June 30, the Company purchased 33 centers in 1995 and 22 centers in 1994

 (in thousands)                   				1995      			1994

	Cash payments		                     $7,361       $1,872
	Notes issued to sellers	             5,151		      2,385
	Liabilities assumed	                   766		      2,531

	Total value of centers acquired    $13,278 	     $6,788


CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (1)  General

The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Operational comparisons between the three and six month periods of 1995 and 1994 are affected by the acquisition or start-up of a total of 76 centers in 1994 and the first six months of 1995 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below). For a complete discussion of the Company's accounting policies, refer to the Company's Annual Report on Form
10-K for the year ended December 31, 1994, previously filed.



Consolidation

The consolidated financial statements include the accounts of Children's Discovery Centers of America, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.



Income Taxes

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No.109,
"Accounting for Income Taxes."

Acquisitions

In the first six months of 1995, the Company purchased 33 centers
for an aggregate price of $13,278,000.   For the year ended
December 31, 1994, the Company acquired 38 centers for an aggregate price of $15,278,000.



Pro forma results -

The unaudited pro forma results of the Company's operations for the first six months of 1995 and 1994 are summarized below as though the acquisitions occurred at the beginning of 1994. The unaudited pro forma information presented does not purport to be indicative of the results which would have been obtained had the acquisitions actually been consummated as of the beginning of 1994, or which may be obtained in the future. The pro forma results are based on purchase accounting adjustments recognized in combining the companies (in thousands, except per share data).



                                				Six Months     		Six Months
		                              		Ended June 30, 		Ended June 30,
				                                  1995		           1994
		                               		(unaudited)    		(unaudited)


Revenues from operations	            $40,787        		$38,612
Net income			                          2,437      		    1,585
Net income per share:		                 0.35		           0.33


Weighted average common
    shares outstanding:	       	       6,983	      	    4,739

ITEM 2.

MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

During the first six months of 1995, the Company acquired 33 centers and opened one new center. During the year ended December 31, 1994, the Company acquired or opened 42 centers and closed three centers. The results of centers acquired, opened, disposed of, or closed are included in the Company's financial statements from the date of acquisition, opening, or until the date of disposition or closing, as applicable. Accordingly, the year to year results may fluctuate depending upon the timing of the Company's acquisition or disposition of centers.

Historically, the Company's operating revenue has followed the seasonality of a school year, declining during the summer months and the year-end holiday period.

Results of Operations


Revenues from Operations increased 43% in the second quarter of 1995 to $19,897,000 and 49% in the first six months of 1995 to $38,176,000. Revenues for those centers open in corresponding time periods in both years increased approximately 6% for the second quarter and 7% for the six months of 1995 over the corresponding time periods in 1994. Increased prices accounted for approximately 86% of the increase in same centers for the six months and all of the increase for the quarter. New centers accounted for approximately 87% of the increase for the quarter and six month periods.

Payroll and related costs increased by $3,092,000 or 41%, for the second quarter of 1995, and by $6,430,000 or 47%, for the six months of 1995, as compared to the corresponding time periods in 1994 due mainly to the increase in the number of centers operated. Payroll and related costs as a percentage of revenues, however, decreased to 53.2% in the second quarter and to 53.1 % for the six months of 1995 from 54.0% and 53.9% in the corresponding time periods of 1994. This decrease was due to increased prices offset somewhat by increased wage rates.

Direct costs increased by $1,447,000 or 43%, for the second quarter, and by $3,014,000 or 48%, for the six months of 1995 as compared to the corresponding time periods in 1994. As a percentage of revenue direct costs were 24.1% for the second quarter of both 1995 and 1994, and decreased to 24.3% for the six months of 1995 from 24.4% for the six months of 1994. This increase, in dollars, was due mainly to the increase in new centers acquired during 1995 and 1994.

Administrative expense as a percentage of total revenues declined to 7.3% in the second quarter of 1995 from 8.0% in the second quarter of 1994, and to 7.6% for the six months of 1995 from 8.1% for the six months of 1994. The Company continues to focus on administrative expense containment during its acquisition process.

Depreciation and amortization expense increased to $890,000 in the second quarter of 1995 from $577,000 in the second quarter of 1994, and to $1,660,000 for the six months of 1995 from $1,066,000 for the six months of 1994. This was a 55% increase for both periods over the prior year. This increase was due mainly to the new centers acquired in 1994 and 1995.

Advertising and promotion increased by 49% for the second quarter of 1995 over the second quarter of 1994, and by 61% for the six months of 1995 over the six months of 1994. This increase was due mainly to the increase in the number of centers.

Other expense decreased by $115,000 for the second quarter of
1995, as compared to the second quarter ended 1994, and decreased by $201,000 for the first six months of 1995, as compared with the similar period in 1994. Interest expense increased by $312,000 for the six months and by $115,000 for the second quarter of 1995 over the comparable periods in 1994. This increase was associated with the Company's acquisitions. This was offset by interest income increasing by $356,000 for the six months and by $156,000 for the
second quarter of 1995 over the comparable periods in 1994.   This
increase was due to the higher cash balances because of the $19,625,000, net proceeds, raised in a public offering in December 1994 and January 1995 (see "Liquidity and Capital Resources" below).The remainder was other income.

The combination of increased revenues from acquisitions and from the existing centers, and the reduction of payroll and related expenses and general and administrative expenses as a percentage of revenue resulted in an increase in net profit for the second quarter of 1995 compared to the second quarter of 1994 of $490,000 or 66%.
Likewise, the Company also recorded an increase in net profit for the first six months of 1995 as compared to the first six months of 1994 of $936,000 or 68%.

Liquidity and Capital Resources

Since its inception, the Company has grown primarily through the acquisition of existing child care centers. For acquisitions of individual centers or small chains, it is the Company's general practice to acquire centers for a combination of cash and notes to sellers. These notes are payable generally over ten years. As of June 30, 1995, $13,667,000 in principal of such notes was outstanding, carrying a weighted average annual interest rate of 8.9%. Since many sellers of cent ers own the facilities in which the centers are operated, the Company is often able to lease these facilities on a long-term basis through the exercise of successive options, while avoiding long-term obligations.

For transactions involving the acquisition of larger chains, the Company has relied principally on the issuance of new securities as payment for a substantial portion of the purchase price.


Capital resources for the cash portion of acquisitions have generally been obtained through private sales of the Company's securities at various times since inception and public offerings of Common Stock in 1985, 1991, 1993 and 1994. During 1994, the Company raised $18,307,000 in a public offering in December, and an additional $1,318,000 in January of 1995 on final completion of the offering.

During 1994, net cash provided by operations was $4,495,000. This internally generated cash funded all of the Company's needs for purchases of property, plant, and equipment, and debt repayments, including a $600,000 repayment of notes issued in the 1991 acquisition of Magic Years. During the first six months of 1995, net cash provided by operations was $3,250,000. This internally generated cash funded all of the Company's needs for purchases of property, plant and equipment, scheduled debt repayments, and $900,000 of the $7,438,000 that the Company invested in new centers. Approximately $6,538,000 of the Company's existing cash balances were used for the acquisition or opening of new centers during the first six months of 1995 and $1,550,000 was used in the repurchase of existing debt. During the three months, the Company issued or assumed a total of approximately $5,700,000 of indebtedness related to acquisitions.

The Company's management believes that the Company's internally generated cash will cover its cash requirements for the foreseeable future and, along with its existing cash balances, will allow it to continue to grow through the acquisition of additional child care centers. The Company also has available to it up to $1,000,000 under an unsecured line of credit furnished by Wells Fargo Bank National Association. Amounts drawn down bear interest at the rate of
 .75% above the Bank's prime rate, and will be due and payable in full on July 1, 1996. The Company currently has no commitments for capital expenditures, except for the acquisition of child care centers, which might be deemed, either individually or in the aggregate, material to its business.

PART II - 	OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

	(a)	An annual meeting of the stockholders of the
   		Company was held on June 21, 1995.

	(b)	The following individuals were elected as Directors
   		with the indicated votes:

                                         					Votes For     	Withheld

    	Mark P. Clein                         			5,685,435      	4,775
	    Michael J. Connelly	                    	5,685,435      	4,775
    	Robert E. Kaufmann                     		5,685,435      	4,775
    	W. Wallace McDowell, Jr.                	5,685,435      	4,775
    	Richard A. Niglio	                      	5,685,175      	5,035
    	Myron A. Wick		                         	5,685,435      	4,775

	(c)	The matters considered at the June 21, 1995 Annual
   		Meeting of Stockholders, other than the election of directors, were as stated below:

		(i)	The following amendments to the Children's
   			Discovery Centers of America, Inc.
			   Stock Option Plan including:

			a)	Increasing the number of shares of
  				CDC Common Stock available for
		  		issuance thereunder by 300,000 to
				  800,000.

  			This was approved by an affirmative vote of 4,523,893 to 848,665 negative votes with 127,768 abstentions.

		(ii)	The ratification of the appointment of Arthur
    			Andersen LLP. as the Company's
		    	independent auditors for the 1995 fiscal year, which was approved by an affirmative vote of 5,579,082 to 18,575 negative votes with 92,553 abstentions.


ITEM 5.		Exhibits and Reports on Form 8-K

	(a)	Not applicable.

	(b)	The Company filed on June 16, 1995, a report on
   		Form 8-K, reporting the acquisition of five (5) pre-school and day care centers in West Chester and Montgomery Counties, Pennsylvania.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.







 By: ____/s/ Richard A. Niglio_____________________________________
				Richard A. Niglio
                               		Chief Executive Officer




By: ___/s/ Randall  J. Truelove______________________________________
				Randall J. Truelove
				Vice-President, Finance
				Chief Accounting Officer





Date:  August  11, 1995