Form 10-Q
period 1995-09-30
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1995-11-14
CIK 775820

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1995.

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

As of November 7, 1995, the Registrant had outstanding 6,204,231 shares of Common Stock, $.01 par value, and 2,700 shares of Special Stock, denominated Series A Convertible Preferred Stock, $.01 par value, convertible into 490,909 shares of Common Stock.

CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 1995


					INDEX

								Page

PART I.	FINANCIAL INFORMATION			              	      3

ITEM 1.  Condensed Consolidated Financial Statements

	a)	Condensed Consolidated Balance Sheets --	        4
		September 30, 1995 and December 31, 1994


	b)	Condensed Consolidated Statements of	            6
		Operations --  Three months and Nine months ended
		September 30, 1995 and 1994

	c)	Condensed Consolidated Statements of	            7
		Cash Flows -- Nine months ended
		September 30, 1995 and 1994

	d)	Notes to Condensed Consolidated Financial	       9
  		Statements


ITEM 2.	Management's Discussion and Analysis 		     11
		of Financial Condition and Results
		of Operations



PART II.	OTHER INFORMATION		                 		     13


Signatures                              							     14

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



In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1995, and the results of its operations for the three months and nine months ended September 30, 1995 and 1994, have been included.


ITEM 1.  FINANCIAL STATEMENTS


CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995  AND DECEMBER 31, 1994
                                 		 	September 30, 	December 31,
					                                   1995		         1994
In thousands			                      (Unaudited)
ASSETS

CURRENT ASSETS:
	Cash and cash equivalents             	$3,008       $21,558
	Short-term investments	               	 8,348         1,300
	Accounts receivable		                   3,099         1,646
	Prepaid expenses and
	  other current assets              		  2,182         1,178

Total Current Assets                 			16,637        25,682

PROPERTY, PLANT AND EQUIPMENT:
Land				                             	     935           878
Buildings			                          	  4,954         4,705
Furniture, fixtures & equipment		        8,648         7,007
Transportation equipment	             	  1,705         1,259
Leashold improvements			                 7,122         5,177

                                   					23,364        19,026

Less: Accumulated depreciation
   and amortization	                  		(5,833)  	    (4,429)

                                   					17,531        14,597

INTANGIBLE ASSETS		                    	36,205        22,903

OTHER		                             			  1,800         1,509


                          				         $72,173       $64,691

See accompanying notes which are an integral part of these statements.

CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                 	   September 30,   December 31,
                                					   1995		          1994
In thousands (except share data)    	(Unaudited)
	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Current portion of long-term debt     	$2,070         $1,690
	Accounts payable		                        739            798
	Payroll and related accruals	           2,098          1,463
	Other accrued liabilities		               199            482

Total current liabilities		          	   5,106          4,433
LONG-TERM DEBT,
	Net of current portion	                16,672         13,736
ACCRUED STRAIGHT LINE RENT               1,228          1,066

STOCKHOLDERS' EQUITY:
 Special Stock: Authorized 5,000,000
   shares; outstanding: Series A
   Convertible Preferred, par value
   $.01 per share, liquidation value $2,700
   and $3,250 in 1995 and 1994; 2,700
   and 3,250 shares outstanding in 1995
   and 1994.                       			       -0-      			-0-
Common Stock, Par Value $.01 per share
   Authorized 20,000,000
   shares issued and outstanding
   6,204,231 in 1995 and
   5,931,604 in 1994.			                   132           130
Treasury Stock (7,200,844 shares)	          -         	   -

Paid-in capital in excess of par		      52,707        51,391
Loans to officers		                  	    (640)         (640)
Unrealized gain (loss) on short-term
   investments				                           7         		(30)
Accumulated deficit			                  (3,039)       (5,395)

Total Stockholders' Equity	          	  49,167        45,456

                                   				$72,173       $64,691

See accompanying notes which are an integral part of these statements.


CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS
OF INCOME FOR THE THREE-MONTH AND NINE-MONTH
PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
	                            	3 Months Ended         9 Months Ended
                               September 30           September 30
                            1995       	1994       	1995       1994
                      		(Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
In thousands (except per share data)
REVENUES FROM
  OPERATIONS:

Child care fees	          $19,056    	$13,686    	$56,732      $39,236
Management fees               272          70         772          180

   Total revenue
     from operations       19,328      13,756      57,504       39,416

OPERATING EXPENSES:
  Payroll & related costs  10,879       7,676      31,147       21,514
  Direct costs	             5,538       3,589      14,803        9,840
  General &  administrative 1,536       1,083       4,437        3,166
  Depreciation and
    amortization	           1,016         620       2,676        1,686
  Advertising & promotion	    243         134         634          377

  Total operating expenses	19,212      13,102      53,697       36,583

  Operating income            116         654       3,807        2,833

OTHER EXPENSE,net	            183         219         261          498

  Income (loss) before pro-
    vision for income taxes   (67)        435       3,546        2,335

PROVISION FOR INCOME TAXES   (106)        122       1,190          641

NET INCOME (LOSS)	            $39        $313      $2,356       $1,694

NET INCOME (LOSS) PER SHARE: $0.01      $0.07       $0.34        $0.36

AVERAGE NUMBER OF SHARES:    6,973      4,772       6,968        4,751

See accompanying notes which are an integral part of these statements.


CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND
SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
AND 1994
                                    				Nine Months         	Nine Months
				                                       Ended      	         Ended
			                                  September 30, 1995   September 30, 1994
In thousands	                          	(Unaudited)    	    	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income		                              	$2,356            		$1,694

Adjustments to reconcile
net income to net cash
provided by operating activities:
	Depreciation and amortization		            2,676            		 1,686
	Changes in assets and liabilities:
	   Accounts receivable	                   (1,453)       	    	  (543)
	   Prepaid expenses and other current
	     assets		                             (1,004)         	     (401)
	   Accounts payable	                         (59)      		       (134)
	   Payroll and related accruals       		     635      		         347
    Accrued liabilities and other	           (121)           	   (118)

Net cash provided by operating activities   3,030            		 2,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments    			(14,538)	           	(5,771)
Proceeds from sale of
    short-term investments	                 7,497            		 2,592
Payments for acquisitions of
    child care centers		                   (8,345)           		(3,341)
Payments for the start-up of
    centers			                               (225)         	     (553)
Purchases of property, plant
    and equipment		                        (3,302)      	      (1,471)
Other, net			                                (325)      	    	   (651)

Net cash used in investing activities  			(19,238)           		(9,195)

CASH FLOWS FROM
    FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt		   283      	    	     152
 Proceeds from issuance of common stock,net 1,318		                 0
 Repayments of long-term debt        				  (3,943)     	       (1,575)

Net cash provided (used) by
    financing activities		                 (2,342)         		  (1,423)

Net increase (decrease) in cash
    and cash equivalents                 	(18,550)     	       (8,087)

CASH AND CASH
    EQUIVALENTS:
  Beginning of period                   		 21,558       		     10,662

  End of period                        			 $3,008            	 $2,575

See accompanying notes which are an integral part of these statements.


Supplemental Disclosures of Cash Flow Information:
Cash paid during the six months
ended September 30 (in thousands) for:     	1995       	1994

	Interest	                              			$1,148     	$697
	Income taxes		                             1,774    	  819

Supplemental Schedule of Noncash Investing and
Financing Activities:

For the nine months ended September 30, the Company purchased 38 centers in 1995 and 25 centers in 1994

 (in thousands)                         				1995      			1994

	Cash payments		                           $8,345       $3,341
	Notes issued to sellers	                   6,343        4,391
	Liabilities assumed	                         993        2,531

	Total value of centers acquired          $15,681 	    $10,263


CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (1)  General

The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Operational comparisons between the three and nine month periods of 1995 and 1994 are affected by the acquisition or start-up of a total of 87 centers in 1994 and the first nine months of 1995 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below). For a complete discussion of the Company's accounting policies, refer to the Company's Annual Report on Form
10-K for the year ended December 31, 1994, previously filed.



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

Acquisitions

In the first nine months of 1995, the Company purchased 38 centers
for an aggregate price of $15,681,000.   For the year ended
December 31, 1994, the Company acquired 38 centers for an aggregate price of $15,278,000.



Pro forma results -

The unaudited pro forma results of the Company's operations for the first nine months of 1995 and 1994 are summarized below as though the acquisitions occurred at the beginning of 1994. The unaudited pro forma information presented does not purport to be indicative of the results which would have been obtained had the acquisitions actually been consummated as of the beginning of 1994, or which may be obtained in the future. The pro forma results are based on purchase accounting adjustments recognized in combining the companies.



                                			Nine Months        	Nine Months
		                              Ended September 30,	Ended September 30,
				                                  1995		              1994
		                               		(unaudited)    	   	(unaudited)
In thousands except share data

Revenues from operations	            $61,464           		$59,230
Net income			                          2,466      	   	    1,943
Net income per share:		                 0.35		              0.41


Weighted average common
    shares outstanding:	       	       6,968          	    4,751


ITEM 2.

MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

During the first nine months of 1995, the Company acquired 38 centers and opened 7 new centers and closed 4 centers. During the year ended December 31, 1994, the Company acquired or opened 42 centers and closed
3 centers. The results of centers acquired, opened, disposed of, or closed are included in the Company's financial statements from the date of acquisition, opening, or until the date of disposition or closing, as applicable. Accordingly, the year to year results may fluctuate depending upon the timing of the Company's acquisition or disposition of centers.

Historically, the Company's operating revenue has followed the seasonality of a school year, declining during the summer months and the year-end holiday period.


Results of Operations

Revenues from Operations increased 41% in the third quarter of 1995 to $19,328,000 and 46% in the first nine months of 1995 to $57,504,000.
New centers accounted for 89% of the increase for the nine months and 93% of the increase for the three months. Increases in same center revenue, defined as those centers open in the same month in both years accounted for the remainder of the increase. Revenue for same centers increased by 5.2% for the nine months and 3.6% for the three months over the corresponding periods in the prior year.
Price increases accounted for approximately 95% of the increase for the nine months and all of the increase for the three months.

Payroll and related costs increased by $3,203,000 or 42%, for the third quarter of 1995, and by $9,633,000 or 45%, for the nine months of 1995, as compared to the corresponding time periods in 1994 due mainly to the increase in the number of centers operated. Payroll and related costs as a percentage of revenues increased to 56.3% in the third quarter of 1995 from 55.8% in the third quarter of 1994, but for the nine months in 1995 it decreased to 54.2% from 54.6% for the nine months of 1994. This increase as a percentage of revenue for the three months was due to lower enrollments for July and August this year on a same center basis and to higher costs associated with the Company's summer programs. The decrease in payroll as a percentage of revenue for the nine months was due to increased prices offset somewhat by increased wage rates.

Direct costs increased by $1,949,000 or 54%, for the third quarter, and by $4,963,000 or 50%, for the nine months of 1995 as compared to the corresponding time periods in 1994. As a percentage of revenue, direct costs increased to 28.7% for the third quarter of 1995 from 26.1% for 1994, and increased to 25.7% for the nine months of 1995 from 25.0% for the nine months of 1994. This increase was due to an increase in occupancy and other semi-fixed costs as a percentage of revenue.

Administrative expense as a percentage of total revenues declined to 7.7% for the nine months of 1995 from 8.0% in the same period of 1994, and for the third quarter it was 7.9% for both years. The Company continues to focus on administrative expense containment during its acquisition process.

Depreciation and amortization expense increased to $1,016,000 in the third quarter of 1995 from $620,000 in the third quarter of 1994, and to $2,676,000 for the nine months of 1995 from $1,686,000 for the nine months of 1994. This was a 64% increase for the third quarter and a 59% increase for the nine months over the same time period in the prior year. This increase was due mainly to the new centers acquired in 1994 and 1995.

Advertising and promotion increased by 81% for the third quarter of 1995 over the third quarter of 1994, and by 68% for the nine months of 1995 over the nine months of 1994. This increase was due to the increase in the number of centers and to additional marketing for the summer and fall enrollment periods.

Other expense decreased by $36,000 for the third quarter of 1995, as compared to the third quarter of 1994, and decreased by $237,000 for the first nine months of 1995, as compared with the similar period in 1994. Interest expense increased by $450,000 for the nine months and by $138,000 for the third quarter of 1995 over the comparable periods in 1994. This increase was associated with the Company's acquisitions. This was offset by interest income increasing by $431,000 for the nine months and by $75,000 for the third quarter of 1995 over the comparable periods in 1994. This increase was due to the higher cash balances because of the $19,625,000, net proceeds, raised in a public offering in December 1994 and January
1995 (see "Liquidity and Capital Resources" below). The remainder was other income.

The higher operating expenses as a percentage of revenues during the third quarter resulted in a decline of $502,000 in income before income taxes for the third quarter over the same period in the prior year. However, higher revenues, offset by slightly higher operating expenses as a percentage of revenues for the nine months resulted in a $1,211,000 or 52% increase in income before income taxes for the nine month period over the same period in the prior year.

Liquidity and Capital Resources

Since its inception, the Company has grown primarily through the acquisition of existing child care centers. For acquisitions of individual centers or small chains, it is the Company's general practice to acquire centers for a combination of cash and notes to sellers. These notes are payable generally over ten years. As of September 30, 1995, $13,963,000 in principal of such notes was outstanding, carrying a weighted average annual interest rate of 8.6%. Since many sellers of centers own the facilities in which the centers are operated, the Company is often able to lease these facilities on a long-term basis through the exercise of successive options, while avoiding long-term obligations.

For transactions involving the acquisition of larger chains, the Company has relied principally on the issuance of new securities as payment for a substantial portion of the purchase price.

Capital resources for the cash portion of acquisitions have generally been obtained through private sales of the Company's securities at various times since inception and public offerings of Common Stock in 1985, 1991, and 1994. During 1994, the Company raised $18,307,000 in a public offering in December, and an additional $1,318,000 in January of 1995 on final completion of the offering.

During the first nine months of 1995, net cash provided by operations was $3,030,000. This was an increase of $499,000 over the net cash provided by operations for the nine months of 1994. Approximately $8,570,000 of the Company's existing cash balances were used for the acquisition or opening of new centers during the first nine months of 1995 and $2,300,000 was used in the repurchase of existing debt. During the nine months, the Company issued or assumed a total of approximately $6,898,000 of indebtedness related to acquisitions.

The Company's management believes that the Company's internally generated cash will cover its cash requirements for the forseeable future and, along with its existing cash balances, will allow it to continue to grow through the acquisition of additional child care centers. The Company also has available to it up to $1,000,000 under an unsecured line of credit furnished by Wells Fargo Bank National Association. Amounts drawn down bear interest at the rate of .75% above the Bank's prime rate, and will be due and payable in full on July 1, 1996. The Company currently has no commitments for capital expenditures, except for the acquisition of child care centers, which might be deemed, either individually or in the aggregate, material to its business.

PART II - 	OTHER INFORMATION

NONE

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





Date:  November 13, 1995