Form 10-K
period 1995-12-31
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1996-04-01
CIK 775820

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------
                                 F O R M   10 - K

              [X] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 1995
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to ____________.

                         Commission file number 0-14368

                  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  06-1097006
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                 Identification No.)

 851 Irwin Street, Suite 200 San Rafael, California             94901
     (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (415) 257-4200

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                Name of exchange on which registered
               None                                    Not Applicable

Securities registered pursuant to Section l2(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)
                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant on March 21, 1996 was approximately $21,494,629. On such date, the last sale price of registrant's common stock was $5.25 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of registrant have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such individuals are, in fact, affiliates of registrant.

As of March 21, 1996 the Registrant had outstanding 6,204,231 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:
                                                Part of the Form 10-K into which
                Document                        the Document is Incorporated
                --------                        --------------------------------
Definitive Proxy Statement to Stockholders      Part III, Items 10, 11, 12
                                                and 13

PART I

Item 1.  Business

         (a)  General Development of Business.

General

The Company is the fourth largest chain of child care centers in the United States, operating as of December 31, 1995, 239 child care centers in 23 states and the District of Columbia with an aggregate licensed capacity of approximately 23,500 children. The Company provides child care and preschool programs to children primarily between 2 1/2 and six years of age and, to a lesser extent, after school programs for older children and infant care. The Company's strategy is to acquire independent, community-based centers and chains, to expand in the growing employer-sponsored center market and to operate centers in states with strict regulatory guidelines. In pursuit of this strategy, from the period from January 1, 1993 through December 31, 1995, the Company acquired or opened a total of 108 centers (net of closings), including 46 centers (net of closings) in 1995. In addition, as of December 31, 1995, the Company operated 60 centers in conjunction with employer-sponsors, either on a management contract basis or with one or more types of employer subsidies, such as tuition subsidies, free or reduced rent or provision of services. Also, as of that date the Company operated elementary schools in seven of its centers, leases for operation two free-standing private elementary schools and also operates after school programs in nine other private schools (which are not included within the total numbers of Company centers set forth above.

The Company's proprietary computerized system monitors the staff-to-child ratio in all of its centers, enabling the Company to staff efficiently in response to shifts in occupancy levels. The Company believes its "Piaget Discovery Preschool Program" differentiates it from its competitors and appeals to both employer-sponsors and parents.

The Company's principal executive offices are located at 851 Irwin Street, Suite 200, San Rafael, California 94901, and its telephone number is (415) 257-4200.

Expansion Strategy

Since the beginning of 1993, the Company has added 120 centers, including 52 in 1995, and closed twelve centers, including six in 1995. Of the centers added in 1995, 16 were purchased in 1995 through the acquisition of the business conducted by Prodigy Consulting, Inc., and affiliated partnerships ("Prodigy").

The following table sets forth data regarding the number of child care centers which the Company has operated from January 1, 1991 through December 31, 1995, as well as the approximate center capacity at the end of each period and average percentage occupancy for each period.

                                        1991     1992     1993     1994     1995
                                        ----     ----     ----     ----     ----
 Open at beginning of period              59       92      131      154      193
 Opened during period(a)                  34       40       26       42       52
 Closed during period                    (1)      (1)      (3)      (3)      (6)
                                         ---      ---      ---      ---      ---
 Open at end of period                    92      131      154      193      239
                                          --      ---      ---      ---      ---
 Net increase (decrease)                  33       39       23       39       46
                                          --       --       --       --       --
 Approximate center capacity
     (at end of period)                8,100   11,200   13,000   17,500   23,500
 Average percentage occupancy(b)         68%      69%      72%      73%      71%

See footnotes on next page
- - ----------------------

(a) Includes centers acquired, new centers opened and employer-sponsored centers which the Company commenced operating under management contracts. Does not include centers acquired during the period that were operated by the Company in prior periods under management contracts.

(b) Average percentage occupancy is calculated by dividing revenues from operation of all of the Company's centers (other than centers operated on a management fee basis) for the respective periods by the product of (i) center capacity for all of the Company's centers (other than those operated on a management fee basis) and (ii) the weighted average of the basic tuition rate for full-time four-year old children at all such centers for the respective periods. The Company uses the tuition rate for four-year olds for purposes of this calculation because that rate has historically represented the rate paid for more than 50% of the total children enrolled in the Company's centers.

The Company intends to continue to expand its business by acquiring individual centers and small chains and by pursuing opportunities in the employer-sponsored market. In order to realize the benefits of consolidation, the Company generally seeks either to acquire centers in areas close to the Company's existing centers so that regional managers are able to supervise the newly-acquired centers, or to acquire a chain which has a sufficient number of centers to justify the employment of an additional regional manager. The Company generally seeks to acquire centers in states with strict regulations in order to avoid unexpected expense and market disruption that may be caused by compliance with new regulations adopted in states that previously lacked such regulations. The Company retains acquisition specialists who see and analyze acquisition opportunities on a continuing basis.

The child care industry is highly fragmented, and a majority of existing licensed child care centers are owned by small operators with limited resources. The Company believes that generally these small operators have limited opportunities to sell their centers, which enhances the Company's ability to acquire these centers on terms favorable to the Company. However, during 1995 the Company experienced increased competition from a few larger child care chains for the acquisition of small child care operators. As a result, the Company has found that prices in some instances have exceeded the price the Company was willing to pay. As a result, these more competitive conditions may result in a somewhat slower growth rate for acquisitions in 1996 and beyond. The Company attempts to leverage its acquisitions by paying approximately one-third of the purchase price in cash and issuing long-term promissory notes for the remainder. Because many sellers own the center's real estate facility, the Company is often able to lease these facilities on a long-term basis through exercise of successive options, while avoiding fixed long-term obligations.

In evaluating acquisition candidates, the Company considers, among other things, the location of a center, the local regulatory environment, demographic trends, competition, quality of programs and management, the center's existing community image, adequacy of the facility and opportunities for increased utilization and low-cost expansion. In addition, the Company analyzes the financial aspects of an acquisition with respect to pricing policies, cost control and profit margins in order to identify areas for immediate and long-term improvement. The Company also seeks to increase the revenues, profitability and quality of centers it acquires by instituting uniform financial and operation controls and by introducing new and improved curricula and other services. The Company believes that through this type of expansion it will achieve the operating efficiencies of a national chain, while offering parents a high quality of child care that reflects the character of each local community.

Employer Child Care Services

The number of employer-sponsored centers has grown substantially in recent years. As of December 31, 1995, the Company operated 60 employer-sponsored centers (compared to 39 as of December 31, 1994), of which 24 were operated for hospitals or other health care facilities, thirteen for governmental units and 23 for private sector companies, including TRW Space and Electronics, Inc., Amgen, Inc., and an affiliate of Southern New England Telecommunications Corp. Of the 60 employer-sponsored centers, fifteen are operated by the Company under management contracts pursuant to which the Company receives a fixed fee, and the balance are operated with one or more types of employer subsidies, generally in the form of tuition subsidies, free or reduced rent or the provision of services. During 1995 the Company acquired the business of Prodigy which managed, at the time of acquisition, nine employer sponsored centers.

In some cases, the Company has arrangements with employers who "reserve" a certain number of enrollment spaces in particular centers for children of their employees and pay for such spaces whether or not they are utilized. The Company also has arrangements with a number of large national employers, including Bank of America, Sears and K-mart to provide incentives for their employees to enroll their children in CDC centers. The Company intends to continue to pursue opportunities in the growing employer-sponsored child care market.

         (b)  Financial Information About Industry Segments.

         Not applicable.

         (c)  Narrative Description of Business.

Company Operations

Licensed capacity of the Company's individual child care centers ranges from 30 to 380 children, although actual enrollments are generally higher because some children are enrolled on a part-time basis. The average percentage occupancy of the Company's centers, measured by actual center revenues as a percentage of total revenue capacity of all Company centers (other than those operated for employer-sponsors pursuant to management contracts), was approximately 71% for the year ended December 31, 1995.

The Company's centers contain classroom and recreational areas and kitchen and bathroom facilities. The centers usually accommodate the grouping of children by age. The centers have outdoor playgrounds, often with separate areas designed for infants and toddlers, with the exception of downtown urban centers that often utilize nearby parks. Each center is equipped with a variety of audio and visual aids, educational supplies, games, toys and indoor and outdoor play equipment. In addition, some of the centers are equipped with personal computers with programs specifically designed for preschoolers. A number of centers are equipped with Company-owned or leased vehicles for the transportation of children to and from elementary school and for field trips.

Each center is administered by a director who is responsible for the operation and maintenance of the center. The duties of a center director include the staffing and training of qualified teachers and assistants, record keeping, regulatory compliance, tuition collection, parent relations, marketing and home office reporting. Directors are trained and supervised by regional managers, who generally supervise between eight and fourteen centers in geographical areas sufficiently compact to permit the regional managers to visit the centers under their supervision on a regular basis. Center directors and regional managers receive incentive compensation, the amount of which depends upon the enrollment and/or profitability of their respective centers.

Children are usually enrolled in the centers on a weekly basis for either full-day or half-day sessions. Centers provide enrolled children with snacks, and in some locations, meals. The Company's current weekly charge for full-day service ranges from $59.00 to $282.00 per child, depending on the location of a particular center and the age of the child. Charges customarily are payable in advance on a weekly or monthly basis.

The Company's centers are generally open throughout the year, usually five days a week, from 6:30 a.m. to 6:30 p.m. Six centers are operated in public or private school facilities on a before and after school basis only. In addition, one of the Company's subsidiaries operates after-school programs in nine schools (which are not included within the total number of Company centers set forth above). New enrollments are most often highest in September and January, with the largest decrease in enrollment being generally during holiday periods and the summer months (mirroring the seasonality of the school year end and traditional vacation times). To offset the seasonal decline in enrollment, some centers offer summer day camp programs for children up to the age of 12.

Operating Controls and Procedures

Center directors submit weekly financial and operations reports to the Company's headquarters, which are reviewed by management. The Company has installed in each of its centers a personal computer with customized software permitting faster and more comprehensive reporting of operating information. These reports include, among other things, labor costs, scheduling, utilization information, enrollment and tuition data by age group, a statement of prepaid tuition and receivables data, and a listing of all cash receipts. The Company uses such reports in conjunction with its own records of cash receipts and disbursements to prepare monthly operating statements for each center. Management reviews these operating statements with the directors on a monthly basis. In addition, regional managers visit centers on a regular basis to monitor all aspects of the centers' operation.

All funds received by each center are deposited in an account established by the Company in a local bank. All payroll and most other center expenses are paid by the Company directly out of the Company's headquarters. The Company also purchases certain supplies for the centers. Direct expenditures by the centers themselves are limited to miscellaneous operating expenses for which the centers are reimbursed by the Company by means of a petty cash system.

The Company is committed to an effective safety program, and its operating procedures are designed to enhance the safety of the children. While the Company is vigilant in its efforts to promote the safety of the children at its centers, there can be no assurance that there will be no injuries to children, or allegations thereof, in the future.

Marketing

The Company believes that it has benefited from a number of national demographic trends including an increased birth rate through the early 1990's, an increase in working mothers employed outside the home and a growing emphasis by employers on making available on-site child care for employees. According to U.S. government statistics, births in 1989 exceeded 4,000,000 for the first time since 1964, and continued to exceed that number in each of 1990, 1991 and 1992. Furthermore, the percentage of all American children under age six with mothers in the labor force grew from 39% in 1975 to 58% in 1990, and the percentage of children receiving center-based child care increased from 13% of the total number of children receiving child care in 1977 to 28% in 1990. In addition, the number of children who are ages six to twelve increased from approximately 25 million in 1990 to 26 million in 1993 and is projected to increase to in excess of 28 million by 1999.

The Company believes that it can increase enrollment in its centers by developing and introducing high quality curricula and programs that provide parents with meaningful reasons to choose the Company's centers for their children over other alternatives. The Company has designed educational and recreational programs to develop a child's social, intellectual and physical skills, and it has distributed curriculum manuals developed by it for each age group to its individual centers. In addition, the Company is committed to ongoing research to develop curricula appropriate to children's cognitive development. The curriculum covered by the Company's "Piaget Discovery Preschool" trademark was developed under the supervision of an outside consultant with a Ph.D. in Educational Psychology.

The Company's primary source of new enrollments for centers is recommendations from customers in the communities in which it operates. The Company markets its services through display advertisements and listing in the Yellow Pages, newspaper advertisements and distribution of fliers at schools and community functions. The Company spends a large portion of its advertising budget in the summer months in anticipation of the fall enrollment period, with continued advertising throughout the year. The

Company markets its services to employer-sponsored centers through relationships with consultants, attendance at trade shows and industry publications.

The director of each center is responsible for marketing and promoting the center. The director encourages parental involvement in the center through monthly newsletters and reports to parents as well as parent-teacher conferences and parental visits to and inspections of the center. Centers use promotional activities such as "Grandparents' Day," holiday activities, graduation and open houses as part of the total marketing program.

Competition

Based on data from trade publications, the Company is the fourth largest chain of child care centers in the United States. The child care industry is highly fragmented, with the 50 largest for-profit child care companies estimated by the Company to account for no more than 10% of the industry's licensed capacity.

Competition within the child care industry is based largely upon location and adequacy of facilities, quality of service and price. In most of the geographic areas in which the Company operates, the Company competes with centers owned by larger national chains such as Kinder-Care Learning Centers, Inc., and La Petite Academy, Inc., as well as with centers owned by non-profit organizations that may be supported by endowments and charitable contributions. During 1995 the Company has noted an increase in the number of centers operated by larger competitors in the Company's markets and their increased use of discounts and other promotions. The Company also competes with individually-owned proprietary child care centers, licensed child care homes, in-home individual child care providers and corporations that provide child care for their employees privately. Many non-profit child care centers have lower occupancy costs for their facilities than does the Company and, consequently, charge less for their services. Additionally, public schools are offering , on an increasing basis, before and after school programs which compete with services offered by the Company. Such programs have the built-in advantages of being able to use existing, well-established facilities, having a ready source of enrollments from their existing student population, and having very accessible funding available. The Company competes principally by offering trained personnel, professionally planned educational and recreational programs, well equipped facilities, and additional services such as transportation.

Insurance

The Company maintains comprehensive general liability insurance, which provides coverage for both bodily injury and property damage claims up to a total of $15 million. The primary general liability policy has a limit of $1 million per occurrence and the Company maintains an excess umbrella liability policy that provides coverage for an additional $14 million for a total liability insurance of $15 million. The Company believes such insurance coverage is adequate. The Company has procured limited coverage for child physical and sexual abuse claims, subject to a $1,000,000 annual aggregate limitation. To date, the Company has not incurred any liability with respect to any claims of abuse.

The Company has not experienced difficulty in obtaining insurance coverage, but there can be no assurance that adequate insurance coverage will be available in the future, or that the Company's current coverage will protect it against all possible claims.

Government Regulation

Each center must be licensed under applicable state or local licensing laws and is subject to a variety of state and local regulations. Although these regulations vary greatly from jurisdiction to jurisdiction, governmental agencies generally review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff to children, the dietary program, the daily curriculum and compliance with health standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the centers, and licenses must be renewed periodically. Repeated failures of a center to comply with
                                       6
applicable regulations can subject it to sanctions that might include probation or, in more serious cases, suspension or revocation of the center's license to operate. The Company believes that each of its centers is in substantial compliance with such requirements. The Company generally seeks to operate centers in states with strict regulations in order to avoid unexpected expense and market disruption that may be caused by compliance with regulations adopted in states that previously lacked such regulations.

Federal regulations and licensing requirements require compliance with minimum standards in order to qualify for participation in federal assistance programs. Under the Social Security Act, the federal government provides assistance to states that have an established plan for child-welfare services, including child care services. As a result, state agencies have established minimum standards for schools, based on the number of eligible children enrolled in each school, in order for each school to receive financial assistance. The Company estimates that approximately 11% of its revenue is derived from various state public assistance programs.

In addition, the Company is subject to the Americans with Disabilities Act ("ADA"), which prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. While the Company believes that its centers are substantially in compliance with the requirements of the ADA and has not received any complaints concerning compliance with such requirements, because the statute has only been in effect for a limited time, there still is significant uncertainty concerning the full scope and impact of the statute. A determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants, and it could require significant expenditures by the Company to bring the Company's centers into compliance with the ADA.

The Internal Revenue Code of 1986, as amended (the "Code"), provides for an income tax credit ranging from 20% to 30% of certain child care expenses subject to certain maximum limitations. The fee paid to the Company for child care services qualifies for the federal tax credit under the Code, provided that various requirements under the Code are met.

The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime compensation and working conditions. Less than 2% of the Company's personnel are paid at rates equal to the federal minimum wage and, accordingly, increases in the minimum wage will not materially increase the Company's labor costs.

Income Tax

The net operating loss carryforwards of the Company and its subsidiaries are subject to certain rules set forth in the Code that limit the ability of the Company and its subsidiaries to use such net operating loss carryforwards to reduce taxes.

Employees

The Company's centers are currently organized into regions, each of which is under the management of a trained regional manager. Individual centers are staffed with a director, teachers and teaching assistants and, depending on the size of the school, an assistant director. All management personnel participate in periodic training programs and are required to meet applicable state and local regulatory standards. It is the Company's policy to comply with all state regulations and guidelines pertaining to staff-to-child ratios. These ratios vary from state to state and with the age group of the children under supervision. In this regard, the Company employs, with respect to (i) infants under the age of 13 months, one staff member for each three to four children;
(ii) toddlers between the ages of 12 and 36 months, one staff member for each four to six children; and (iii) preschool children 3 to 5 years of age, one staff member for each eight to twelve children. The Company maintains a proprietary computerized system that monitors the staff-to-child ratio in all of its centers, enabling the Company to staff efficiently in response to shifts in occupancy levels.

As of December 31, 1995, the company employed approximately 4,700 persons, of whom approximately 40% are employed on a part-time basis. One center operated by a Company subsidiary has employees that are represented by a union. The Company believes that its relations with its employees are good. The Company experiences significant turnover of its hourly employees, but not of its regional managers.

Item 2.  Properties

As of December 31, 1995 the Company operated 239 centers in 23 states and the District of Columbia, located as follows:


        Location        Number of                Location       Number of
                         Centers                                 Centers
    -------------------------------------- ------------------------------
    Pennsylvania            48             Oregon                   5
    California              45             Nebraska                 5
    Connecticut             21             Kansas                   5
    New Jersey              20             Rhode Island             4
    Indiana                 11             Alabama                  3
    Illinois                11             Virginia                 3
    Massachusetts           10             Texas                    2
    New York                9              Michigan                 2
    Washington              9              Delaware                 2
    Wisconsin               8              Florida                  1
    Georgia                 7              Iowa                     1
    Maryland                6              Washington D.C.          1


As of December 31, 1995, the Company owned 15 centers, leased 207 centers with terms expiring on the leased properties on various dates between 1996 and 2010 and operated 17 centers pursuant to management contracts with employers. Six of the centers are operated in public or private school facilities on a before and after school basis only.

The Company's principal executive offices are currently located in San Rafael, California in 6,900 square feet of space that the Company leases pursuant to the terms of a lease agreement that expires in 1999. The lease calls for annual lease payments ranging from approximately $150,000 in 1996 to approximately $168,000 in the last year of the lease. The Company believes its properties are adequate for its uses.

Item 3.  Pending Legal Proceedings

The Company is not a party to any material legal proceedings. The Company is a party to certain routine legal proceedings arising in the ordinary course of business that are covered by insurance, and for which the insurer has accepted the defense without a reservation of rights.

Item 4.  Submission of Matters to a Vote of Security Holders

None


                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

         The Common Stock has been included for quotation in the NASDAQ National Market since May 20, 1986. Until February 9, 1994, the NASDAQ symbol for the Common Stock was "CDCRA," at which time the symbol was changed to "CDCR." The following table sets forth for the calendar quarters indicated the historical high and low last sales prices of the Common Stock, as reported by NASDAQ.
                                          High                     Low
     1995                                 ----                     ---
     ----
     First Quarter                     $ 15.875                 $  11.00
     Second Quarter                    $ 17.625                 $  15.00
     Third Quarter                     $ 17.625                 $  11.75
     Fourth Quarter                    $ 12.00                  $   4.00

     1994
     ----
     First Quarter                     $ 14.00                  $   8.50
     Second Quarter                    $ 13.125                 $  11.50
     Third Quarter                     $ 14.00                  $  11.50
     Fourth Quarter                    $ 14.75                  $   9.875


At March 21, 1996, there were 313 record holders of the Common Stock.

The Company has never declared or paid any cash dividends or made any other cash distribution on its Common Stock, and it is anticipated that in the foreseeable future the Company will follow a policy of retaining earnings for use in its business. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors of the Company.

Item 6.  Selected Financial Data

 CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES (in thousands, except per share data) (1)

                                   1995      1994      1993      1992      1991
                                   ----      ----      ----      ----      ----
Revenues from Operations        $77,627   $55,323   $38,564   $25,658   $19,821
Operating Expenses               73,010    50,898    36,644    25,837    19,603
                                -------   -------   -------   -------   -------
Income (Loss) from Operations     4,617     4,425     1,920      (179)      218
Other Income (Expense)            (773)     (744)     (618)      (382)     (466)
                                -------   -------   -------   -------   -------
Income (Loss) before
provision for income taxes        3,844     3,681     1,302      (561)     (248)
Provision for Income Taxes        1,208       921       197        55        49
                                -------   -------   -------   -------   -------
Net Income (Loss)               $ 2,636   $ 2,760   $ 1,105   $  (616)  $  (297)
                                -------   -------   -------   -------   -------
Net Income (Loss) per share     $   .38   $   .57   $   .35   $  (.33)  $  (.28)
                                -------   -------   -------   -------   -------
Long Term Obligations           $17,535   $13,736   $ 6,896   $ 6,198   $ 4,701
                                -------   -------   -------   -------   -------
Total Assets                    $73,795   $64,691   $36,093   $23,526   $18,845
                                -------   -------   -------   -------   -------

(1) Certain reclassifications have been made to prior years financial statements to conform to the 1995 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

During the period from January 1, 1993 through December 31, 1995, the number of centers operated by the Company increased from 131 to 239 and center capacity increased from approximately 11,200 to 23,500 children. The Company has achieved such growth primarily by acquiring existing centers and also by opening new centers and entering into contracts to manage centers sponsored by employers. In 1995, the Company acquired or opened a total of 52 centers and closed six centers. The results of acquired or disposed of centers are included in the Company's financial statements from the date of acquisition or until the date of disposition. During 1994, the Company acquired or opened 42 centers and closed three centers. During 1993, the Company acquired or opened 28 centers (including two which it previously operated under management contracts), and closed three centers. Accordingly, year-to-year results may fluctuate depending upon the timing of the Company's acquisition of existing centers and the opening of new centers.

Historically, the Company's operating revenues have followed the seasonality of a school year, declining during the summer months and the year-end holiday period.

Results of Operations

         Revenues from Operations

Revenues from operations increased 40% in 1995 to $77,627,000 from $55,323,000 in 1994. Revenues for those centers open in corresponding time periods in both years increased approximately 3%, with the remainder due to acquisitions. All of the increase on a same center basis was due to price increases, as these centers experienced an enrollment decrease of less than 2%. Revenues increased by 43% in 1994 to $55,323,000 from $38,564,000 in 1993. Revenues for those centers open in corresponding time periods in both years increased approximately 9%, with the remainder due to acquisitions. Approximately 60% of the increase on a same center basis was due to increases in prices, with the remainder due to enrollment increases.

         Operating Expenses

Payroll and related expenses as a percentage of total revenues were 54.4%, 54.2%, and 56.0% in 1995, 1994, and 1993, respectively. The increase in 1995 from 1994 was due to the higher percentage for those centers acquired in 1995. The percentage for those centers that the Company operated prior to 1995 was unchanged from 1994. The decrease in 1994 from 1993 was due to increased enrollments and improved control of the scheduling of labor. Management estimates that both factors were equally responsible for the decline.

Other operating expenses were 25.5% of revenues in 1995, 24.9% in 1994 and 25.4% in 1993. Other operating expenses increased as a percentage of revenue in 1995 from 1994 versus a decline in 1994 due to the slower growth of the average center's revenues in 1995 versus 1994. The main reason for the decline in 1994 from 1993 was an increase in average center revenues from higher enrollments and increased prices, which resulted in a decrease in the fixed costs of the Company's centers as a percentage of revenues.

Administrative expense as a percentage of total revenue was 8.1% in 1995, 7.6% in 1994, and 8.2% in 1993. The increase in 1995 was due to fewer acquisitions being completed than anticipated and to higher expenses associated with the Company's strategy to increase emphasis on expanding its employer sponsored business. The decrease in 1994 from 1993 was attributable to the increase in revenues on a same center basis and to the increase in revenues attributable to acquisitions being greater than the rate of increase in overhead expenses associated with such acquisitions.

Depreciation and amortization expenses increased by 62% to $3,804,000 in 1995 from $2,355,000 in 1994. Depreciation and amortization expenses increased by 36% to $2,355,000 in 1994 from $1,727,000 in 1993. This increase was due mainly to the increase in new centers acquired in 1995 and 1994.

Advertising and promotion expenses as a percentage of revenues has increased to 1.1% in 1995 from 1.0% in 1994 and 0.9% in 1993.

         Other Expense

Interest income in 1995 compared to 1994 increased by $530,000, due to higher cash balances offset somewhat by lower average interest rates in 1995. Interest income in 1994 compared to 1993 increased by $220,000, due to higher cash balances on average and offset somewhat by lower average interest rates in 1994. Interest expense increased by $559,000 in 1995 from 1994 and by $346,000 in 1994 from 1993. The 1995 and 1994 increases were due to higher average debt outstanding because of the debt issued by the Company in connection with its acquisition of centers, offset somewhat by a lower average interest rate on the Company's outstanding debt. The Company's average interest rate decreased in both 1995 and 1994 due to the decline in variable rates charged on certain of the Company's borrowings, the retirement of higher interest debt and the issuance of new debt in connection with its acquisitions at a lower average rate.

         Income Taxes

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 was not material.

The net operating loss carryforwards of the Company and its subsidiaries are subject to certain rules set forth in the Code that limit the ability of the Company and its subsidiaries to use such net operating loss carryforwards to reduce future tax. Due to these limitations the Company was unable to use proportionately as much of the operating loss carryforward in 1995 as in 1994 and 1993. Therefore, the Company's effective tax rate has increased to 31.5% in 1995 from 25.0% in 1994 and 15.1% in 1993.

Liquidity and Capital Resources

Since its inception, the Company has grown primarily through the acquisition of existing child care centers. For acquisitions of individual centers or small chains, it is the Company's general practice to acquire centers for a combination of cash and notes to sellers. These notes are payable generally over ten years. As of December 31, 1995, $14,515,000 principal amount of such notes was outstanding, carrying a weighted average annual interest rate of 8.6% and a weighted average maturity of 7.9 years. Furthermore, the Company seeks whenever possible to lease the center facilities on a long-term basis through the exercise of successive options, while avoiding long-term obligations.

For transactions involving the acquisition of larger chains, the Company has relied principally on the issuance of debt and equity securities as payment for a substantial portion of the purchase price. In conjunction with the acquisition of Magic Years in 1991, the Company issued approximately 180,000 shares of Common Stock to the stockholders of Magic Years and an aggregate of $600,000 principal amount of 8% notes to certain noteholders of Magic Years. The notes were repaid in full on January 31, 1994. In connection with the acquisition of AFSC in November 1992, the Company issued to the stockholders of AFSC approximately 138,000 shares of Common Stock, as well as shares of Preferred Stock having a liquidation preference of $3,250,000 and which are convertible into approximately 591,000 shares of Common Stock. In 1995, shares having a liquidation preference of $550,000 were converted into 100,000 shares of Common Stock. In 1995, The Company purchased the assets of its Prodigy, seven community based centers and nine employer sponsored centers, in a transaction for approximately $5,100,000. This purchase price consisted of approximately $2,850,000 in cash and $2,250,000 in notes and assumed liabilities.

Capital resources for the cash portion of acquisitions have generally been obtained through public and private sales of the Company's securities at various times since inception. In December 1994 and January 1995, the Company obtained net proceeds of approximately $19,550,000 from a public offering of 2,137,500 shares of Common Stock at a price of $10.25 per share. In December 1993, the Company obtained net proceeds of approximately $7,610,000 from a public offering of 1,050,000 shares of Common Stock at a price of $8.00 per share. In the Company's most recent private placement conducted in May 1993, the Company obtained net proceeds of approximately $2,130,000 from the sale of 910,000 shares of Common Stock at a price of $2.75 per share.

During 1995, net cash provided by operations was $4,682,000. This internally generated cash along with the issuance of $1,483,000 in debt for the acquisition of property, plant and equipment funded all of the Company's needs for purchases of property, plant and equipment and $1,213,000 of debt payments. The Company also used $3,115,000 of its cash balances to repay debt. Approximately $9,550,000 of the proceeds from the 1994 stock offering was used for the acquisition or opening of new centers. During 1995 the Company issued or assumed $7,375,000 of indebtedness related to acquisitions. As of December 31, 1995, the Company had cash and short-term investment balances of $11,914,000. During 1994, net cash provided by operations was $4,495,000. This internally generated cash funded all of the Company's needs for purchases of property, plant and equipment and debt payments. During 1994 approximately $6,700,000 of the Company's existing cash balances were used for the acquisition or opening of new centers, and the Company issued or assumed a total of approximately $9,040,000 of indebtedness related to acquisitions, including $2,500,000 in long term debt associated with the purchase of land and buildings in connection with one acquisition. During 1993 net cash provided by operations was $3,123,000. This internally generated cash funded all of the Company's internal needs for purchases of property, plant and equipment and debt repayments and approximately one-third of the $1,839,000 invested by the Company in new centers.

The Company's management believes that its internally generated cash will cover its cash requirements for the foreseeable future and, along with its existing cash balances, will allow it to continue to grow through the acquisition of additional child care centers. The Company also has available to it up to $1,000,000 under an unsecured line of credit furnished by Wells Fargo Bank. During 1995 the Company drew down the full amount available under the line of credit, although at December 31, 1995 had no outstanding balance. Amounts drawn down bear interest of .75% above the Bank's prime rate, and will be due and payable in full on July 1, 1996. The Company currently has no commitments for capital expenditures, which might be deemed, either individually or in the aggregate, material to its business.

Item 8.  Financial Statements

         See Page F.

Item 9.  Disagreements on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Company

Information concerning directors required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than April 29, 1996.

Executive Officers

The executive officers of the Company are as follows:

Name                       Age         Position
- - ------------------------------------------------------------------------------
Richard A. Niglio           53         Chief Executive Officer and Chairman
Elanna S. Yalow             41         President, Chief Operating Officer
Randall J. Truelove         47         Vice President, Finance
Rebekah A. Renshaw          48         Executive Vice President, Operations
Jane Delaney                32         Vice President
Frank A. Devine             49         Secretary/General Counsel

None of the above has any family relationship with any other person so named, and there are no arrangements or understandings between any executive officer and any other person pursuant to which any person was selected as an officer. Officers are elected each year at the meeting of the Board of Directors immediately following the annual meeting the stockholders.

The business experience, principal occupations and employment of each of the executive officers of the Company during at least the past five years, together with their periods of service as executive officers of the Company, are set forth below.

Richard A. Niglio was appointed Chief Executive Officer of the Company in March 1987. From 1982 until joining CDC, he was President, Chief Executive Officer and a director of Victoria Station Incorporation, a restaurant chain based in Larkspur, California. Mr. Niglio is currently a director of Psychiatric Management Resources, Inc., a manager of psychiatric partial hospitalization services.

Elanna S. Yalow has been President of the Company since January 19, 1996 and Vice President since April 1992. From July 1989 until April 1992, Dr. Yalow was a self-employed consultant, and served as a consultant to the Company during that period. From September 1987 until June 1989, Dr. Yalow attended Stanford University, graduating with a Masters in Business Administration. Dr. Yalow has a doctorate in Educational Psychology from the Stanford University School of Education.

Randall J. Truelove has been Vice President, Finance of the Company since December 1987. From 1982 until joining CDC, Mr. Truelove was Controller of Victoria Station Incorporated.

Rebekah A. Renshaw has been a Vice President of the Company since 1985, and from 1983 to 1985 she was a Regional Director with the Company.

Jane Delaney has been a Vice President of the Company since June, 1995 and from 1991 to 1995 was a Regional Director with the Company.

Frank A. Devine has been Secretary and General Counsel of the Company since October 1987. Prior to that time, Mr. Devine was Corporate Counsel of Victoria Station Incorporated.


Item 11.  Executive Compensation

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than April 29, 1996.

Item 12.  Security Ownerships of Certain Beneficial Owners and Management

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than April 29, 1996.

Item 13.  Certain Relations and Related Transactions

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than April 29, 1996.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1. Financial Statements:  Index to Financial Statements at page F.

     2. Financial Statement Schedules:  None.

     3.  Exhibits.

        Item Number (Exhibit Number referenced to Item 601 of Regulation S-K)

        1.  Underwriting Agreement:  Not applicable

        2. Plan of acquisition, reorganization, arrangement, liquidation or succession: Not applicable.

        3.  Articles of Incorporation and By-Laws

            A. Certificate of Incorporation, filed on December 23, 1983, incorporated by reference to Exhibit 3(A) to Registrant's Form 10-K for fiscal year ended December 31, 1994.

            B. Amendment to Certificate of Incorporation filed on July 12,
               1984., incorporated by reference to Exhibit 3(B) to Registrant's Form 10-K for fiscal year ended December 31, 1994.

            C. Amendment to Certificate of Incorporation filed on January 29,
               1985, incorporated by reference to Exhibit 3(C) to Registrant's Form 10-K for fiscal year ended December 31, 1994.

            D. Amendment to Certificate of Incorporation filed on August 19,
               1985, incorporated by reference to Exhibit 3(D) to Registrant's Form 10-K for fiscal year ended December 31, 1994.

            E. Amendment to Certificate of Incorporation filed on May 27, 1987, incorporated by reference to Exhibit 3(E) to Registrant's Form 10-K for fiscal year ended December 31, 1994.

            F. Amendment to Certificate of Incorporation filed on June 2, 1988, incorporated by reference to Exhibit 3(F) to Registrant's Form 10-K for fiscal year ended December 31, 1994.

            G. Amendment to Certificate of Incorporation filed on March 18,
               1991, incorporated by reference to Exhibit 3(G) to Registrant's Form 10-K for fiscal year ended December 31, 1994.

            H. Amendment to Certificate of Incorporation, filed on October 10,
               1991, incorporated by reference to Exhibit (4)(A) to Form S-2 Registration Statement No. 33-92533.

            I. Amendment to Certificate of Incorporation filed on July 29, 1992
               (incorporated by reference to Exhibit 3(H) to Registrant's Form 10-K for the fiscal year ended December 31, 1992 ("1992 Form 10-K").

            J. Certificate of Amendment to Certificate of Incorporation filed on
               December 6, 1993, incorporated by reference to Exhibit 3(H) to Registrant's Form 10-K for the fiscal year ended December 31, 1993.

            K. By-Laws as amended, incorporated by reference to Exhibit 3(g) to
               Registrant's Form 10-K for the fiscal year ended December 31, 1989 (the "1989 Form 10-K").

        4. Instruments defining the rights of security holders, including indentures:

            A. Excerpts from Certificate of Incorporation, as amended, incorporated by reference to Exhibit 4(A) to Form S-4 Registration Statement No. 33-38858.

            B. Excerpts from By-Laws, as amended, incorporated by reference to
               Exhibit 4(B) to Form S-4 Registration Statement No. 33-38858.

            C. Specimen Certificate for Common Stock par value $.01 per share, incorporated by reference to Registrant's Form 10-K for fiscal year ended December 31, 1993.

            D. Certificate of Designations, Preferences and Rights of Series A
               Convertible Preferred Stock, incorporated by reference to Exhibit 4(D) to Registrant's 1993 Form 10-K for fiscal year ended December 31, 1992.

        5.  Opinion re legality:  Not applicable.

        6.  Opinion re discount on capital shares:  Not applicable.

        7.  Opinion re liquidation preference:  Not applicable.

        8.  Opinion re tax matters:  Not applicable.

        9.  Voting trust agreement:  Not applicable.

       10.  Material Contracts:

            A. CDC Stock Option Plan, as amended, incorporated by reference to
               Exhibit 10(A) of S-2 Registration Statement No. 33-85878.

            B. Employment Agreement between Registrant and Richard A. Niglio, dated December 15, 1994, incorporated by reference to Exhibit 10(B) to Registrant's Form 10-K for fiscal year ended December 31, 1994.

            C. Form of Stock Option Agreement dated as of June 16, 1992 between the Registrant and each of its non-employee directors, incorporated by reference to Exhibit 10(C) to Form 10-K for fiscal year ended December 31, 1993.

            D. Shareholders Agreement dated as of July 16, 1992 between the
               Registrant, American Family Service Corporation, LN Investment Capital Limited Partnership and Lepercq Capital Management, Inc., incorporated by reference to Exhibit 10(L) of the Registrant's 1992 Form 10-K.

            E. Form of Stock Purchase Agreement dated March 22, 1993 and
               Registration Rights Agreement attached as Exhibit A thereto, incorporated by reference to Exhibit 10(H) to S-2 Registration Statement No. 33-70360.

            F. Promissory Note of Richard A. Niglio dated May 28, 1993 in the principal amount of $200,200, and related Pledge Agreement between the Registrant and Mr. Niglio, incorporated by reference to Exhibit 10(I) to S-2 Registration Statement No. 33-70360.

            G. Non-Employee Directors' Stock Option Plan, incorporated by reference to Exhibit 10(J) to S-2 Registration Statement No. 33-70360.

            H. Promissory Note of Richard A. Niglio dated December 16, 1994 in the principal amount of $224,475, incorporated by reference to
               Exhibit 10(I) to Registrant's Form 10-K for fiscal year ended December 31, 1994.

       11. Statements re computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial information included herein.

       12.     Statements re computation of ratios:  Not Applicable.

       13. Annual Report to security holders, Form 10-Q or quarterly report to security holders: Not Applicable.

       14.     Material foreign patents:  Not Applicable.

       15.     Letter re unaudited interim financial information: Not
               Applicable.

       16.     Letter re change in certifying accountants:  Not Applicable.

       17.     Letter re director resignation:  Not Applicable.

       18.     Letter re change in accounting principles:  Not Applicable.

       19.     Previously unfiled documents:  Not Applicable.

       20.     Report furnished to security holders:  Not Applicable.

       21.     Other documents or statements to security holders: Not
               Applicable.

       22.     Subsidiaries of the Registrant:

               Name of Subsidiary                        State of Incorporation
               ------------------                        ----------------------
               Magic Years Child Care and Learning              Pennsylvania
                   Centers, Inc.
               Greentree Learning Center, Inc.                  New Jersey
               Fox Day Schools, Inc.                            Illinois
               Children's Discovery Centers of Illinois, Inc.   Delaware
               Children's Discovery Centers of Virginia, Inc.   Delaware
               Prodigy Consulting of Flint, Inc.                Georgia

       23.     Consents of experts and counsel:  Consent of Arthur Andersen LLP

       24.     Power of attorney:  Not Applicable.

       25.     Statements of eligibility of trustees:  Not Applicable.

       26.     Invitations for competitive bids:  Not Applicable.

       27.     Additional exhibits:  Not Applicable.

       28. Information from reports furnished to state insurance regulatory authorities: Not Applicable.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits.  Exhibits required by this item are not applicable.

(d)  Additional Financial Statements or Schedules.  None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CHILDREN'S DISCOVERY CENTERS
                                OF AMERICA, INC.


                                   By: s/s  Richard A. Niglio
Date: March 29, 1996                  ------------------------------------------
     -----------------------                Richard A. Niglio
                                            Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

  Signature                      Title                            Date
  ---------                      -----                            ----

s/s   Richard A. Niglio          Chairman of the Board            March 29, 1996
- - ----------------------------     of Directors, and                --------------
       Richard A. Niglio         Chief Executive Officer,
                                 (Principal Executive Officer)


s/s   Randall J. Truelove        Vice President, Finance          March 29, 1996
- - ----------------------------     (Principal Financial and         --------------
      Randall J. Truelove        Accounting Officer)


s/s   Mark P. Clein              Director                         March 29, 1996
- - ----------------------------                                      --------------
      Mark P. Clein

s/s   Michael J. Connelly        Director                         March 29, 1996
- - ----------------------------                                      --------------
      Michael J. Connelly

s/s   Robert E. Kaufmann         Director                         March 29, 1996
- - ----------------------------                                      --------------
      Robert E. Kaufmann

s/s   W. Wallace McDowell, Jr    Director                         March 29, 1996
- - ----------------------------                                      --------------
      W. Wallace McDowell, Jr.

s/s   Myron A. Wick, III         Director                         March 29, 1996
- - ----------------------------                                      --------------
      Myron A. Wick, III

s/s   Elanna S. Yalow            Director                         March 29, 1996
- - ----------------------------                                      --------------
      Elanna S. Yalow

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Page

Report of Independent Public Accountants                                    F-1

Financial Statements:

         Consolidated Balance Sheets                                        F-2
         December 31, 1995 and 1994

         Consolidated Statements of Operations for the                      F-3
         Years Ended December 31, 1995, 1994, and 1993

         Consolidated Statements of Stockholders' Equity                    F-4
         for the Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows for the Years                F-5
         Ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements                         F-6
                                                                   through F-14



All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.


                                        F

                               ARTHUR ANDERSON LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Children's Discovery Centers of America, Inc.:

We have audited the accompanying consolidated balance sheets of Children's Discovery Centers of America, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Children's Discovery Centers of America, Inc., and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                                     ARTHUR ANDERSON LLP


Oakland, California,
 February 23, 1996

         CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1995 AND 1994
                    (In thousands except share information)

ASSETS                                                1995           1994
                                                    ------        -------
CURRENT ASSETS:

         Cash and cash equivalents                  $3,023        $21,558
         Short-term investments                      7,891          1,300
         Accounts receivable, net of
            allowance for doubtful accounts
            of $246 and $121, respectively           2,537          1,646
         Prepaid expenses and other                  2,371          1,178
                                                     -----          -----

         Total current assets                       15,822         25,682
                                                    ------         ------

PROPERTY, PLANT AND EQUIPMENT:

         Land                                        1,320            878
         Buildings                                   6,024          4,705
         Furniture, fixtures and equipment           9,177          7,007
         Transportation equipment                    1,825          1,259
         Leasehold improvements                      7,660          5,177
                                                     -----          -----
         Less:  Accumulated depreciation
                and amortization                    (6,389)        (4,429)
                                                    -------        -------

                                                    19,617         14,597
                                                    -------        -------

INTANGIBLE ASSETS, net                              36,326         22,903
                                                    ------        -------

OTHER ASSETS                                         2,030          1,509
                                                     -----          -----

                                                   $73,795        $64,691
                                                   -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY                    1995            1994
                                                        ----            ----
CURRENT LIABILITIES:

         Current portion of long-term debt             $2,421         $1,690
         Accounts payable                                 626            798
         Payroll and related accruals                   2,214          1,463
         Accrued liabilities and other                    799            482
                                                          ---            ---

         Total current liabilities                      6,060          4,433
                                                        -----         ------
LONG-TERM DEBT, net of current portion                 17,535         13,736
                                                       ------         ------
ACCRUED STRAIGHT- LINE RENT                               877          1,066
                                                          ---          -----
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Special Stock - authorized 5,000,000
          shares; outstanding as:
            Series A Convertible Preferred,
            par value $.01 per share,
            liquidation value $2,700; 2,700 shares
            outstanding in 1995 and 3,250 shares
            outstanding in 1994                           -0-             -0-
         Common Stock, par value $.01 per share
              Authorized 20,000,000 shares,
              outstanding:  6,204,231 in 1995,
                   5,931,604  in 1994                    132             130
         Treasury Stock (7,200,844 in 1995 and 1994)      -0-             -0-
         Paid-in Capital in Excess of Par             52,723          51,391
         Unrealized Gain (Loss) on Short-Term
              Investments                                 10             (30)
         Loans to Shareholder Officers                  (783)           (640)
         Accumulated deficit                          (2,759)         (5,395)
                                                      -------         -------
              Total stockholders' equity              49,323          45,456
                                                      ------          ------
                                                     $73,795         $64,691
                                                     =======         =======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

         CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                      (in thousands, except per share data)

                                                    1995       1994       1993
                                                    ----       ----       ----
REVENUE FROM OPERATIONS:

  Child care fees                                $76,658    $55,064    $38,342
  Management fees                                    969        259        222
                                                 -------    -------    -------
         Total revenue from operations            77,627     55,323     38,564

  Payroll and related expenses                    42,235     29,987     21,603
  Other center operating expenses                 19,811     13,766      9,800
  Administrative expenses                          6,317      4,227      3,175
  Depreciation and amortization                    3,804      2,355      1,727
  Advertising and promotion                          843        563        339
                                                 -------    -------    -------

Total operating expenses                          73,010     50,898     36,644
                                                 -------    -------     ------

Income from operations                             4,617      4,425      1,920


OTHER INCOME (EXPENSE):

    Interest income                                  807        277         57
    Interest expense                              (1,580)    (1,021)      (675)
                                                 -------    -------       ----
Income before income taxes                         3,844      3,681      1,302

PROVISION FOR INCOME TAXES                         1,208        921        197
                                                 -------    -------     ------

         NET INCOME                               $2,636     $2,760     $1,105
                                                 =======    =======     ======

         NET INCOME PER COMMON
         AND COMMON EQUIVALENT SHARE               $0.38      $0.57      $0.35
                                                 =======    =======    =======

         WEIGHTED AVERAGE COMMON AND
         COMMON EQUIVALENT SHARES OUTSTANDING      6,929      4,831      3,175
                                                 =======    =======    =======


           The accompanying notes to consolidated financial statements are an integral part of these statements.


         CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)

                                                   Series A                                         Paid-In
                                                Preferred Stock            Common Stock              Capital        Loans to
                                              Number                   Number                       in Excess     Shareholder
                                            of Shares     Amount     of Shares      Amount           of Par        Officers
                                            ---------     ------     ---------      ------          --------      -----------

BALANCE, December 31, 1992                       3           $-         1,972          $91           $22,738           $-
  Private Offering (Net of expenses of $88)      -            -           910            9             2,405         (281)
  Public Offering (Net of expenses of $284)      -            -         1,050           10             7,602            -
  Net Income                                     -            -             -           -                 -             -
                                    ----------------------------------------------------------------------------------------------

BALANCE, December 31, 1993                       3            -         3,932          110            32,745         (281)
  Public Offering (Net of expenses of $512)      -            -         2,000           20            18,646         (359)
  Unrealized Loss on Short Term Investments      -            -             -            -                 -            -
  Net Income                                     -            -             -            -                 -            -
                                    ----------------------------------------------------------------------------------------------

BALANCE, December 31, 1994                       3            -         5,932          130            51,391         (640)
 Public Offering (Net of expenses of $83)        -            -           138            1             1,242            -
 Exercise of Options and Warrants                -            -            34            -                49            -
 Preferred Stock Conversion                      -            -           100            1                (1)           -
 Interest and Loans to Shareholder Officers      -            -             -            -                42         (143)
 Unrealized Gain on Short Term Investments       -            -             -            -                 -            -
 Net Income                                      -            -             -            -                 -            -
                                     ---------------------------------------------------------------------------------------------

BALANCE, December 31, 1995                       3           $-         6,204         $132           $52,723        $(783)

                                    ----------------------------------------------------------------------------------------------




                                              Unrealized
                                            Gain (Loss) on                         Total
                                               Short Term        Accumulated   Stockholders'
                                               Investment          Deficit        Equity
                                             --------------      -----------   -------------


BALANCE, December 31, 1992                        $-             $(9,260)         $13,569
  Private Offering (Net of expenses of $88)        -                   -            2,133
  Public Offering (Net of expenses of $284)        -                   -            7,612
  Net Income                                       -               1,105            1,105
                                    ---------------------------------------------------------

BALANCE, December 31, 1993                         -              (8,155)          24,419
  Public Offering (Net of expenses of $512)        -                   -           18,307
  Unrealized Loss on Short Term Investments      (30)                  -              (30)
  Net Income                                       -               2,760            2,760
                                    ---------------------------------------------------------

BALANCE, December 31, 1994                       (30)             (5,395)          45,456
 Public Offering (Net of expenses of $83)          -                   -            1,243
 Exercise of Options and Warrants                  -                   -               49
 Preferred Stock Conversion                        -                   -                -
 Interest and Loans to Shareholder Officers        -                   -             (101)
 Unrealized Gain on Short Term Investments        40                   -               40
 Net Income                                        -               2,636            2,636
                                    ---------------------------------------------------------

BALANCE, December 31, 1995                       $10             $(2,759)         $49,323

                                    ---------------------------------------------------------

           The accompanying notes to consolidated financial statements are an integral part of these statements.

         CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)
                                                                                  1995            1994            1993
                                                                               -------        --------        --------
    CASH FLOWS FROM OPERATING ACTIVITIES
          Net  income                                                         $  2,636        $  2,760        $  1,105
          Adjustments to reconcile net income to net cash
            provided by operating activities:
             Depreciation                                                        1,960           1,371           1,083
             Amortization                                                        1,844             984             644
             Changes in assets and liabilities
                  Acounts receivable                                            (1,059)           (478)           (286)
                  Prepaid expenses and other                                    (1,022)           (486)           (137)
                  Accounts payable                                                (172)             (7)            290
                  Payroll and related accruals                                     527             294             238
                  Accrued liabilities and other                                    (32)             57             186
                                                                              --------        --------        --------

          Net cash provided by operating activities                              4,682           4,495           3,123
                                                                              --------        --------        --------

    CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of short-term investments                                  (21,150)         (4,270)           (100)
          Proceeds from sale of short-term investments                          14,599           3,070            --
          Payments for acquisitions of child care centers                       (9,089)         (6,055)         (1,793)
          Payments for the start-up of centers                                    (475)           (662)            (46)
          Purchases of property, plant and equipment, net                       (4,952)         (2,368)         (1,440)
          Other, net                                                              (496)            202              10
                                                                              --------        --------        --------

             Net cash used for investing activities                            (21,563)        (10,083)         (3,369)
                                                                              --------        --------        --------

    CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of common stock, net of issuance costs          1,191          18,307           9,745
          Proceeds from issuance of long-term debt                               1,483             218             210
          Repayments of long-term debt                                          (4,328)         (2,041)         (1,023)
                                                                              --------        --------        --------
          Net cash provided by (used for) financing activities                  (1,654)         16,484           8,932
                                                                              --------        --------        --------
          Net increase (decrease) in cash and cash equivalents                 (18,535)         10,896           8,686
CASH AND CASH EQUIVALENTS, beginning of year                                    21,558          10,662           1,976
                                                                              --------        --------        --------
CASH AND CASH EQUIVALENTS, end of year                                        $  3,023        $ 21,558        $ 10,662
                                                                              --------        --------        --------

             The accompanying notes to consolidated financial statements are an integral part of these statements.

                  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations:

Children's Discovery Centers of America, Inc. and subsidiaries ("the Company") provides preschool child care services at company-operated and employer-sponsored child care centers. At December 31, 1995 the Company operated 239 centers located in 23 states and the District of Columbia with an aggegrate licensed capacity of approximately 23,500 children (see Note 2 with respect to the acquisition of centers). The Company provides child care and preschool programs to children primarily between 2 1/2 and six years of age and to a lesser extent, after school programs for older children and infant care.

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Magic Years Child Care and Learning Centers, Inc. ("Magic Years") and Greentree Learning Centers, Inc. ("Greentree"). All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1994 and 1993 financial statements to conform them to the 1995 presentation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property, plant and equipment:

Property, plant and equipment is stated at cost. Provision for depreciation is made on a straight-line basis over the related estimated useful lives of the assets or, in the case of leasehold improvements, the lesser of the term of the related lease or the useful life of the improvement. A summary of useful lives is as follows:

     Buildings                                             40 years
     Furniture, fixtures and equipment                 3 - 10 years
     Transportation equipment                          3 - 5  years
     Leasehold improvements                            3 - 20 years

Depreciation of property, plant and equipment included in the accompanying consolidated statements of operations was $1,960,000, $1,371,000, and $1,083,000, for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company expenses repair and maintenance costs as incurred. Repair and maintenance costs included in the accompanying statements of operations amounted to $960,000, $775,000, and $598,000, for the years ended December 31, 1995, 1994 and 1993, respectively.

Revenue recognition:

The Company recognizes child care fees upon delivery of child care service. For employer-sponsored centers, revenue is recognized ratably over contract terms as child care service is provided.

Short-term investments:

Effective January 1, 1994, the Company implemented the provisions of Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investment in Debt and Equity Securities." Adoption of SFAS 115, a change in accounting principle, had no material cumulative effect on retained earnings as of that date.

The Company follows a policy of investing only in short-term marketable securities and holding them to maturity; however, since the Company may sell certain securities to meet cash requirements for center acquisitions, the Company's short-term investments have been categorized as available-for-sale as required by SFAS 115.

The aggregate fair values, amortized cost, gross unrealized holding gain, and gross unrealized holding loss of the major types of debt securities at December 31, 1995, were as follows (in thousands):


                                                        Gross Unrealized Holding
                                                        ------------------------
                            Fair Value  Amortized Cost  Gain                Loss
                            ----------  --------------  ----                ----
Municipal Bonds and Other     $7,723         $7,713      $10                 $-


The contractual maturities of the Company's debt securities as of December 31, 1995 were all less than two years. The net change in unrealized gain (loss) was a $40,000 gain.

Income taxes:

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes."

Intangible assets:

Intangible assets include goodwill related to the acquisition of child care centers, covenants not to compete, management contracts and the present value of favorable leasehold rights acquired (calculated by comparing the market rate to the negotiated rate over the lease term) as follows (in thousands):

                                                   1995             1994
                                                   ----             ----

         Goodwill                               $20,364          $11,370
         Covenants not to compete                13,436           10,337
         Other intangibles                        7,244            4,070
                                                 ------          -------
                                                 41,044           25,777
         Accumulated amortization                (4,718)          (2,874)
                                                -------          -------
                                                $36,326          $22,903
                                                -------          -------

These assets are being amortized over the following lives:

Goodwill from acquisitions of major chains      40 years
Goodwill from acquisitions of individual units  15 years
Covenants not to compete                        Life of agreement (3 - 15 years)
Present value of favorable leasehold rights
     acquired                                   Life of lease (15 - 20 years)
Intangibles with management contracts           Life of contract (3 - 10 years)

Amortization of intangible assets charged to expense amounted to $1,844,000, $984,000, and $644,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

Net income per share:

Per share data has been computed using the weighted average number of common and common equivalent shares outstanding during each year. Shares issuable upon exercise of outstanding stock options, warrants and convertible securities are included in the computation using the treasury stock method.

Consolidated Statements of Cash Flows:

Cash and cash equivalents include deposits and short-term investments (at cost, which approximates market) with original maturities of three months or less.

The Company paid interest and income taxes for the years ended December 31, 1995, 1994 and 1993, as follows (in thousands):

                                   1995             1994              1993
                                   ----            ------             ----
        Interest                  $1,580           $1,021             $675
        Income taxes              $1,654           $1,034             $ 89

Supplemental Schedule of Noncash Investing and Financing Activities:

The Company purchased centers during the years ended December 31 as follows (in thousands):

                                              1995         1994          1993
                                              ----         ----         -----

Cash payments and/or expenses               $9,089      $ 6,055        $1,793
Notes issued to sellers                      6,416        9,040         1,992
Liabilities assumed                          1,503          183           113
                                            ------      -------        ------
Total value of centers acquired            $17,008      $15,278        $3,898
                                           =======      =======        ======

Accounting Changes:

In March 1995, the Financial Accounting Standard Board issued Statement No. 121 (SFAS 121) on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. SFAS 121 also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company is required to adopt SFAS 121 no later than January 1, 1996. SFAS 121 is required to be applied prospectively for assets to be held and used. The initial application of SFAS 121 to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle. The Company plans to adopt SFAS 121 on January 1, 1996. Based on a preliminary review, the Company does not expect to recognize any impairment loss as a result of applying the provisions of SFAS 121 to its assets held for use.

(2) ACQUISITIONS

The Company acquired or started fifty-two centers in 1995, forty-two centers during 1994 and a total of twenty-four centers during 1993.

All acquisitions are accounted for as purchases. The cost in excess of the fair value of the net tangible assets acquired was first assigned to certain identifiable intangible assets including covenants not to compete, management contracts and the present value of favorable leasehold rights acquired in the transactions. Any portion of the purchase price remaining after these allocations has been recorded as goodwill.

Pro forma results -

The unaudited pro forma results of the Company's operations for the 1995 and 1994 acquisitions are summarized below for the years ended December 31, 1995 and 1994, as though the acquisitions occurred at the beginning of 1994. The unaudited pro forma information presented does not purport to be indicative of the results which would have been obtained had the acquisitions actually been consummated as of the beginning of 1994, or which may be obtained in the future (in thousands, except for share amounts):

                                                    Year Ended      Year Ended
                                                    December 31,    December 31,
                                                       1995              1994
                                                    (unaudited)      (unaudited)
                                                    -----------     ------------
Revenues from operations                              $83,835         $81,498
Net income                                            $ 2,808         $ 3,130
Net income per share                                  $  0.41         $  0.65
Weighted average common and                             6,929           4,831
  common equivalent shares outstanding


(3) LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1995 and 1994 (in thousands):

                                                         1995          1994
                                                         ----          ----
Long-term borrowings:
  Notes payable to banks (a)                           $5,441        $2,406
  Notes payable to sellers (b)                         14,515        13,020
                                                       ------        ------
                                                       19,956        15,426
Less- Current portion                                  (2,421)       (1,690)
                                                      -------         -----

                                                      $17,535       $13,736
                                                      =======       =======

     (a) Consists of various secured and unsecured installment and term loans at rates ranging from 4.5% to 15.9%, payable through 2010. The Company is currently obligated under certain loan agreements to maintain minimum balances with lenders of $25,000 in total cash.

     (b) Consists of notes payable to previous owners of child care centers acquired by the Company with interest rates ranging from 8% to 12% and payable in installments of varying amounts through 2007.

A summary of the maturities of long-term debt is as follows for the years ending December 31 (in thousands):

                  1996                                    $2,421
                  1997                                     1,973
                  1998                                     2,168
                  1999                                     1,928
                  2000                                     1,710
                  Thereafter                               9,756
                                                           -----
                                                         $19,956
                                                         =======

The Company also has available to it up to $1,000,000 under an unsecured line of credit furnished by Wells Fargo Bank. Amounts drawn down bear interest of .75% above the bank's prime rate, and will be due and payable in full on July 1, 1996. During 1995 the Company drew down the full amount available under the line of credit, although at Decemer 31, 1995, no balance was outstanding.

(4) LEASE OBLIGATIONS

The Company leases certain facilities under operating leases. Rental expense for facilities under operating leases amounted to $9,342,000, $6,539,000, and $4,568,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Future minimum payments under operating leases (not including options) are as follows for the years ending December 31 (in thousands):

                       1996                               $9,601
                       1997                                9,345
                       1998                                8,353
                       1999                                6,905
                       2000                                5,661
                       Thereafter                         19,601
                                                          ------
                       Total  future minimum
                       lease payments                    $59,466
                                                         =======

Minimum lease payments for operating leases shown above do not include contingent rentals which are based on the consumer price index increases and percentages of revenues. Contingent rentals charged to expense under operating leases amounted to approximately $45,000 in 1995, $368,000 in 1994, and $200,000 in 1993.


(5)  COMMON STOCK

In January 1995, the Company issued an additional 138,477 shares of Common Stock at $10.25 per share, associated with the December 1994 public offering for net proceeds of $1,243,000.

During 1995, the Company issued 100,000 shares of Common Stock on the conversion of 550 shares of its Series A Covertible Preferred Stock (see Note 6).

In December 1994, the Company completed a public offering of 2,000,000 shares of its Common Stock at $10.25 per share, for net proceeds of $18,307,000, excluding loans to officers of $359,000, offering expenses of $512,000, and underwriter's discounts of $1,322,000.

In December 1993, the Company completed a public offering of 1,050,000 shares of its Common Stock at $8.00 per share, in a public offering for net proceeds of $7,612,000.

In May 1993, the Company completed a sale of 910,000 shares, at $2.75 per share, of its Common Stock in a private offering for net proceeds of $2,414,000.


(6)  PREFERRED STOCK

The Company's stockholders, at a special meeting in November 1992, authorized Series A Convertible Preferred Stock. These shares are convertible into the Company's Common Stock at an initial conversion price of $5.50 per share and have a liquidation value of $1,000 per share. If 50% of these shares are not redeemed or converted by November 5, 1997 and the remaining 50% by November 5, 1998, then the conversion price would reset at that time to 70% of the then current market price. These shareholders will be entitled to share on a pro rata basis in any dividends payable with respect to the Common Stock, based on the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock is then convertible.

During 1995, holders of the Series A Convertible Preferred exchanged 550 shares of the Series A Convertible Preferred for 100,000 shares of the Company's Common Stock.

(7) INCOME TAXES

At December 31, 1995, the Company has net operating loss carryforwards of approximately $6,500,000. The tax net operating loss carryforward is available to offset future taxable income, if any. These carryforwards expire between the years 2001 and 2006.

The Tax Reform Act of 1986 introduced a limitation on the amount of net operating loss, capital loss and tax credit carryforwards that can be used annually. This limitation applies following certain "changes in ownership". This limitation was triggered in 1988 and again in 1991 pursuant to the public offering of common stock by the Company . As a result, beginning in 1992 the net operating loss and capital loss carryforwards that the Company may use to offset future taxable income, if any, will be subject to an annual limitation of approximately $350,000.

In addition, the Company's subsidiary, Magic Years, has for tax purposes separate net operating loss carryforwards of approximately $1,100,000 available which expire between the years 2001 and 2006. This net operating loss is subject to the "change in ownership" limitation discussed above. The annual limitation is approximately $100,000 per year.

The Company's subsidiary, Greentree, has for tax purposes separate net operating loss carryforwards of approximately $1,400,000 available to offset future taxable income of Greentree, if any, and expire between the years 2004 and 2006. This net operating loss is subject to the "change in ownership" limitation discussed above. The annual limitation is approximately $188,000.

Given the uncertainty relating to the Company's ability to ultimately benefit from its net operating loss carryforwards due to the annual limitations and that they have to be used by the individual corporations, the Company has provided a reserve against the net deferred tax asset. The net change in the valuation allowance for the year ended December 31, 1995 was $1,068,000. Approximately $850,000 of the valuation allowance will be allocated to reduce goodwill or acquired noncurrent assets if the net operating losses for Magic Years and Greentree are subsequently recognized.

No deferred tax assets nor liabilities were recorded in the consolidated balance sheets as of December 31, 1995. Deferred income taxes of $52,000 were recorded in the consolidated balance sheets as accrued liabilities and other as of December 31, 1994.

Deferred tax assets and liabilities as of December 31, 1995 and 1994 consisted of the following:

                                                          1995             1994
                                                          ----             ----
Deferred tax assets -
      Net operating loss carryforward                  $ 2,227          $ 2,448
      Straight-line rent                                   318              402
      Other                                                400              803
                                                       -------          -------
                                                         2,945            3,653
                                                       -------          -------

Deferred tax liabilities
      Depreciation                                        (828)            (536)
      Other                                                (64)             (48)
                                                       -------          -------
                                                          (892)            (584)
                                                       -------          -------
Deferred tax asset valuation
      allowance                                         (2,053)          (3,121)
                                                       -------          -------
Net deferred tax asset (liability)                         $ -             $(52)
                                                       =======          =======

The difference between the statutory federal income tax rate on income before income taxes and the Company's effective income tax rate is summarized as follows:

                                                     Year Ended December 31
                                               --------------------------------
                                                1995         1994         1993
                                               --------------------------------
Statutory federal income tax rate               34.0%        34.0%        34.0%
State income taxes, net of federal benefit       3.1          4.3          4.5
Meals and entertainment disallowance             0.3          0.2          0.4
Utilization of tax credits                         -         (0.6)           -
Change in valuation allowance                   (2.9)       (12.9)       (23.8)
Tax exempt interest                             (2.5)           -            -
Other                                           (0.5)           -            -
                                               --------------------------------
Effective income tax rate                       31.5%        25.0%        15.1%
                                               --------------------------------


Income tax expense consisted of the following:

                                                   Year Ended December 31
                                                1995       1994         1993
                                                ----------------------------

         Federal:
                  Current                     $1,386       $646       $ 108
                  Deferred                         -         36           -
         State:
                  Current                       (178)       222          89
                  Deferred                         -         17           -
                                              ------       ----        ----
                                              $1,208       $921        $197
                                              ======       ====        ====



(8) COMMITMENTS AND CONTINGENCIES

The Company maintains comprehensive general liability insurance which provides coverage for both bodily injury and property damage claims up to a total of $15 million. Such coverage specifically excludes claims for child physical and sexual abuse. The primary liability policy has a limit of $1 million and an excess umbrella liability policy which provides coverage for an additional $14 million for a combined total liability insurance of $15 million. The Company believes such insurance coverage is adequate. The Company has procured limited coverage for child physical and sexual abuse claims, subject to a $1,000,000 annual aggregate limitation.

The Company has not experienced difficulty in obtaining insurance coverage, but there can be no assurance that adequate insurance coverage will be available in the future, or that the Company's current coverage will protect it against all possible claims.

(9)  STOCK OPTIONS AND WARRANTS

As of December 31, 1995, a total of 648,338 shares of Common Stock have been reserved for issuance upon the exercise of the options described below.

Options under plans:

Employee Stock Option Plan

The Company has a stock option plan pursuant to which options for the purchase of up to 800,000 shares of its Common Stock may be granted to officers and employees. The exercise price is required to be at least the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The following table summarizes the activity in the Company's qualified stock option plan during the three years ended December 31, 1995.

                                                                      Exercise
                                                Options                Price
                                                -------               --------
Balance December 31, 1992                       197,250           $3.63 - 32.00

  Granted                                       180,000                  $8.00
  Exercised                                        --                       --
  Terminated                                       (375)                 $32.00
                                             -----------------------------------

Balance December 31, 1993                       376,875          $3.63 - $8.00

  Granted                                       122,838         $10.25 - $12.00
  Exercised                                        --                       --
  Terminated                                       --                       --
                                             -----------------------------------

Balance December 31, 1994                       499,713          $3.63 - $12.00
                                            ------------------------------------
 Granted                                           --                       --
 Exercised                                         --                       --
 Terminated                                        --                       --
                                            ------------------------------------

Balance December 31, 1995                       499,713          $3.63 - $12.00
                                             -----------------------------------

Exercisable December 31, 1995                   334,877          $3.63 - $12.00
                                            ------------------------------------

Non-Employee Director Stock Option Plan

During 1993, the Board of Directors adopted and the stockholders approved a Non-Employee Director Stock Option Plan, pursuant to which non-qualified options for a maximum of 180,000 shares may be granted to the Company's non-employee directors under the plan. The following table summarizes the activity in the Non-Employee Director Stock Option Plan during the three years ended December 31, 1995:


                                                                       Exercise
                                                Options                  Price
                                                -------               --------

Balance December 31, 1992                            --                     --

  Granted                                        69,000                  $8.00
  Exercised                                          --                     --
  Terminated                                         --                     --
                                                -------------------------------

Balance December 31, 1993                        69,000                 $8.00

  Granted                                            --                     --
  Exercised                                          --                     --
  Terminated                                     (8,050)                 $8.00
                                                -------------------------------

Balance December 31, 1994                        60,950                  $8.00

   Granted                                       17,500                 $16.38
   Exercised                                     (3,450)                 $8.00
   Terminated                                        --                     --
                                                -------------------------------

Balance December 31, 1995                        75,000          $8.00 - $16.38
                                                -------------------------------

Exercisable December 31, 1995                    49,333          $8.00 - $16.38
                                                -------------------------------


Options Not Issued Under Plans

During 1995, the Company terminated nonqualified options to buy 1,625 shares at $8.00 to $10.25 per share and had nonqualified options exercised to buy 3,500 shares at $6.00. At December 31, 1995 there were 73,625 options outstanding not issued under any plan.

In December 1994, the Company issued options for the purchase of 38,501 shares of Common Stock to certain officers and other employees at an exercise price of $10.25. At December 31, 1994 there were 130,700 options outstanding not issued under any plan.

                                  EXHIBIT INDEX




Item No.    Item Title                             Sequentially Numbered Page
- - --------    ----------                             --------------------------

    23      Consent of Arthur Andersen LLP                      1
            Dated:  March 29, 1996

                                   EXHIBIT 23


                    Consent of Independent Public Accountants

                               ARTHUR ANDERSON LLP


                                                                      EXHIBIT 23



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


         As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 33-76954 and 33-59351.


                                             s/s  Arthur Anderson LLP
                                             -------------------------------
                                             ARTHUR ANDERSON LLP


Oakland, California
  March 27, 1996