Form 10-K/A
period 1995-12-31
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1996-04-02
CIK 775820

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------
                                 F O R M   10 - K/A

                          AMENDMENT NO. 1 TO FORM 10-K

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


                          CHILDREN'S DISCOVERY CENTERS
                                OF AMERICA, INC.


                                   By: s/s  Richard A. Niglio
Date: April 2, 1996                   ------------------------------------------
     -----------------------                Richard A. Niglio
                                            Chairman and Chief Executive Officer

                                  EXHIBIT INDEX




Item No.    Item Title                             Sequentially Numbered Page
- - --------    ----------                             --------------------------

    27      Financial Data Schedule for the                     1
            year ended December 31, 1995