Form 10-Q
period 1996-03-31
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1996-05-15
CIK 775820

SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549


                                  FORM 10-Q

(Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1996.


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ___________

                         Commission File No. 0-14368


                CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)


             DELAWARE                                            061097006
State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                             Identification No.)


          851 Irwin Street, Suite 200, San Rafael, California  94901
             (Address of principal executive offices) (Zip Code)


      Registrant's telephone number, including area code: (415) 257-4200

          851 Irwin Street, Suite 200, San Rafael, California 94901 (Registrant's former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  (X)                      NO    (  )

As of May 8, 1996, the Registrant had outstanding 6,266,958 shares of Common Stock, $.01 par value, and 2,355 shares of Special Stock, denominated Series A Convertible Preferred Stock, $.01 par value, convertible into 428,182 shares of Common Stock.

                  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.

                                  FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1996



                                    INDEX

                                                              Page


PART I.     FINANCIAL INFORMATION                              3


ITEM 1.     Condensed Consolidated Financial Statements

      a)    Condensed Consolidated Balance Sheets --           4
            March 31, 1996 and December 31, 1995

      b)    Condensed Consolidated Statements of               6
            Operations --  Three months ended
            March 31, 1996 and 1995

      c)    Condensed Consolidated Statements of               7
            Cash Flows -- Three months ended
            March 31, 1996 and 1995

      d)    Notes to Condensed Consolidated Financial          9
            Statements


ITEM 2.     Management's Discussion and Analysis              11
            of Financial Condition and Results
            of Operations

PART II.    OTHER INFORMATION                                 13

Signatures                                                    14

                        PART I - FINANCIAL INFORMATION


The condensed consolidated financial statements included herein have been prepared by Children's Discovery Centers of America, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations for the three months ended March 31, 1996 and 1995, have been included.

PART I

ITEM 1.  FINANCIAL STATEMENTS


        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1996 AND DECEMBER 31, 1995



                                                     March 31,    December 31,
                                                      1996           1995
In thousands                                        (Unaudited)
            ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                      $3,006           $3,023
      Short-term investments                          8,197            7,891
      Accounts receivable, net                        2,466            2,537
      Prepaid expenses and other current assets       3,162            2,371
                                                   --------         --------

      Total current assets                           16,831           15,822
                                                    -------          -------


PROPERTY, PLANT AND EQUIPMENT:
      Land                                            1,320            1,320
      Buildings                                       6,067            6,024
      Furniture, fixtures & equipment                 9,434            9,177
      Transportation equipment                        1,957            1,825
      Leasehold improvements                          7,845            7,660
                                                    -------           ------

                                                     26,623           26,006

 Less: Accumulated depreciation and amortization     (6,926)          (6,389)

                                                     19,697           19,617
                                                   --------          -------

INTANGIBLE ASSETS, net                               35,709           36,326

OTHER:                                                1,992            2,030
                                                  ---------          -------

                                                    $74,229          $73,795
                                                   ========          =======


    See accompanying notes which are an integral part of these statements.


        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1996 AND DECEMBER 31, 1995



                                                    March 31,    December 31,
                                                      1996          1995
In thousands (except share and per share data)     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Current portion of long-term debt             $ 2,087          $ 2,421
      Accounts payable                                  522              626
      Payroll and related accruals                    2,653            2,214
      Other accrued liabilities                         856              799
                                                 ----------        ---------

      Total current liabilities                       6,118            6,060
                                                     ------           ------


LONG-TERM DEBT,
      Net of current portion                         17,323           17,535
                                                   --------          -------


ACCRUED STRAIGHT LINE RENT                            1,009              877
                                                    -------         --------


STOCKHOLDERS' EQUITY:
 Special Stock: Authorized 5,000,000 shares;
 outstanding:
  Series A Convertible Preferred, par value
  $.01 per share, liquidation value $2,700
  and $2,700 in 1996 and 1995; 2,700 and 2,700
  shares outstanding in 1996 and 1995.                  -0-              -0-
  Common  Stock,  Par  Value  $.01  per  share
    Authorized 20,000,000 shares
    outstanding; 6,204,231 in 1996 and 1995.            132              132
    Treasury Stock (7,200,844 shares)                    -                -

Paid-in capital in excess of par                     52,733           52,723
Loans to officers                                      (793)            (783)
Unrealized loss on short-term investment                  0               10
Accumulated deficit                                  (2,293)          (2,759)
                                                    -------           ------

      Total Stockholders' Equity                     49,779           49,323
                                                    -------           ------

                                                    $74,229          $73,795
                                                    =======          =======


    See accompanying notes which are an integral part of these statements.

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                                Three Months    Three Months
                                                   Ended           Ended
                                               March 31,1996    March 31,1995
In thousands (except per share data)            (Unaudited)
(Unaudited)

REVENUES FROM OPERATIONS:

     Child care fees                               $20,907         $18,033
      Managemnt fees                                   271             246
                                                   -------         -------
     Total revenues from operations                 21,178          18,279

OPERATING EXPENSES:
     Payroll and related costs                      11,342           9,674
     Other center operating expenses                 5,700           4,466
     Administrative expenses                         1,763           1,458
     Depreciation and amortization                   1,225             770
     Advertising and promotion                         227             178
                                                   -------         -------

     Total operating expenses                       20,257          16,546

     Income from operations                            921           1,733
OTHER EXPENSE, net                                     335              14
                                                   -------          ------
     Income before provision for income
     taxes                                             586           1,719


PROVISION FOR INCOME TAXES                             120             632
                                                    ------          ------

NET INCOME                                            $466          $1,087
                                                   =======        ========

NET INCOME PER SHARE:                                $0.07           $0.16

WEIGHTED AVERAGE COMMON SHARES:                      6,701           6,938




    See accompanying notes which are an integral part of these statements.

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                                Three Months     Three Months
                                                   Ended            Ended
                                               March 31, 1996   March 31, 1995
In thousands                                     (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  466       $ 1,087

  Adjustments  to  reconcile  net  income
  to net  cash  provided  by  operating
  activities:
     Depreciation                                        537           444

Amortization                                             688           326
     Changes in assets and liabilities:
      Accounts receivable                                 71          (425)
      Prepaid expenses and other current assets         (616)         (307)
      Accounts payable                                  (104)         (192)
      Payroll and related accruals                       311           346
      Accrued liabilities and other                      189           752
                                                      ------        ------

     Net cash provided by operating activities         1,542         2,031
                                                      ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                   (4,970)       (4,508)
Proceeds from sale of short-term investments           4,654         1,300
Payments for acquisitions of child care centers          (58)       (3,326)
Payments for the start-up of centers                     (97)            0
Purchases of property, plant and equipment              (510)         (435)
Other, net                                                 4          (177)
                                                  ----------      --------

     Net cash used in investing activities              (977)       (7,146)
                                                  ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                  66             0
Proceeds from issuance of common stock, net                0         1,304
Repayments of long-term debt                            (648)       (2,114)
                                                   ---------      --------

     Net cash used for financing activities             (582)         (810)
                                                   ---------      --------

     Net decrease in cash and cash equivalents           (17)       (5,925)
                                                   ---------      --------

CASH AND CASH EQUIVALENTS:
     Beginning of period                               3,023        21,558
                                                   ---------       -------

     End of period                                  $  3,006       $15,633
                                                    ========       =======



    See accompanying notes which are an integral part of these statements.


Supplemental Disclosures of Cash Flow Information:


Cash paid during the three months
ended March 31 (in thousands) for:                     1996            1995
                                                       ----            ----

      Interest                                       $  420          $  378
      Income taxes                                       46             150




Supplemental Schedule of Noncash Investing and
Financing Activities:

The Company acquired and opened 2 additional centers during the three months ended March 31 (in thousands)

                                                       1996           1995
                                                       ----           ----

      Cash payments                                 $    58         $3,326
      Notes issued to sellers                           164          2,846
      Indebtedness and liabilities assumed                0            588
                                                    --------      --------
      Total value of centers acquired                  $222         $6,760























      See accompanying notes which are an integral part of these statements.


        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (1)  General

The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Operational comparisons between the first quarter of 1996 and 1995 are affected by the net addition of a total of 48 centers in 1995 and the first quarter of 1996 (see "Management's Discussions and Analysis of Financial Condition and Results of Operations" below). For a complete discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, previously filed.

Consolidation

The consolidated financial statements include the accounts of Children's Discovery Centers of America, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Changes:

Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. Based on a review, the Company did not recognize any impairment loss as a result of applying the provisions of SFAS 121 to its assets held for use.

Income Taxes

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for
Income Taxes."

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

During the first three months of 1996, the Company acquired or opened 2 centers. During the year ended December 31, 1995, the Company acquired or opened 52 centers and closed six centers. The results of acquired or disposed of centers are included in the Company's financial statements from the date of acquisition or until the date of disposition. Accordingly, the year to year results may fluctuate depending upon the timing of the Company's acquisition or disposition of centers.

Historically, the Company's operating revenue has followed the seasonality of a school year, declining during the summer months and the year-end holiday period.

Results of Operations

Revenues from Operations increased 16% to $21,178,000 in the first quarter of 1996, as compared to $18,279,000 in the first quarter of 1995. The increase in revenues was totally attrituable to the increase in the number of centers. Revenues for those centers open for the quarter in both years decreased from 1995 by slightly less than 1% for the quarter. During the quarter revenues went from a decrease of approximately 3% in January, due to the extreme winter weather, to an increase of approximately 1% in March as the winter weather returned to a more normal pattern. For those centers open for the quarter in both years the Company raised prices slightly less than 5%.

Payroll and related costs increased by $1,668,000 or 17% , for the first quarter of 1996 as compared to the first quarter of 1995 due mainly to the increase in the number of centers operated. Payroll and related costs as a percentage of revenues, however, increased to 53.6% in the first quarter of 1996 from 52.9% in the first quarter of 1996. The increase in payroll and related expenses as a percentage of revenue was due to the fact that the new centers added in 1995 and 1996 had higher payroll and related expenses as a percentage of revenue than the Company's older centers.

Other center operating expenses increased by $1,234,000 or 28%, for the first quarter of 1996 as compared to the corresponding time period in 1995, due mainly to the increase in the number of centers operated. As a percentage of revenue, however, Other center operating expenses increased to 26.9% in the first quarter of 1996 from 24.4% in the first quarter of 1995. The increase as a percentage of revenue were due to increases as a percentage of revenue in the Company's maintenance and repairs, utilities and occupancy expenses. The increase in utilities and maintenance and repairs was due to the severe winter weather experienced by the Company's centers in the midwest and east coast. The increase in occupancy expense as a percentage of revenue was due to the higher occupancy costs in the centers acquired in 1995 and to the weather related decline in revenues on a same center basis.

Depreciation and amortization expense increased to $1,225,000 in 1996 from $770,000 in 1995 for the first quarter. This increase was due mainly to the increase in new centers acquired during 1996 and 1995.

Advertising and promotion expense increased to $227,000 in 1996 from $178,000 in 1995 for the first quarter. This increase was due to the increase in new centers acquired during 1996 and 1995.

Administrative expense as a percentage of total revenues increased to 8.3% for the first quarter of 1996 from 8.0% in the first quarter of 1995. The increase as a percentage of revenue is due to the weather related decline in revenues and to increased resources being utilized to manage the Company's growth in the employer market.

Other expense increased by $321,000 for the first quarter of 1996 as compared to the first quarter of 1995. The increase was due to lower interest income of $269,000 due to lower cash balances and higher interest expense of $52,000 associated with the Company's acquisitions.



Liquidity and Capital Resources

Since its inception, the Company has grown primarily through the acquisition of existing child care centers. For acquisitions of individual centers or small chains, it is the Company's general practice to acquire centers for a combination of cash and notes to sellers. These notes are payable generally over ten years. As of March 31, 1996, $14,039,000 in principal of such notes was outstanding, carrying a weighted average annual interest rate of 8.7% and term of 8.1 years. Since many sellers of centers own the facilities in which the centers are operated, the Company is often able to lease these facilities on a long-term basis through the exercise of successive options, while avoiding long-term obligations.

Capital resources for the cash portion of acquisitions have generally been obtained through private sales of the Company's securities at various times since inception and public offerings of Common Stock in 1985, 1991, 1993 and 1994. During 1994, the Company raised $18,307,000 in a public offering in December, and an additional $1,304,000 in January of 1995 on final completion of the offering

During 1995, net cash provided by operations was $4,682,000. This internally generated cash along with the issuance of $1,483,000 in debt for the acquisition of property, plant and equipment funded all of the Company's needs for purchases of property, plant, and equipment, and $1,213,000 of debt repayments. During the first three months of 1996, net cash provided by operations was $1,542,000. This internally generated cash funded all of the Company's needs for purchases of property, plant and equipment, scheduled debt repayments, and $155,000 that the Company invested in new centers. During the three months, the Company issued or assumed a total of approximately $164,000 of indebtedness related to acquisitions.

The Company's management believes that the Company's internally generated cash will cover its cash requirements for the foreseeable future and, along with its existing cash balances, will allow it to continue to grow through the acquisition of additional child care centers and the development of additional employer sponsored centers. The Company also has available to it up to $1,000,000 under an unsecured line of credit furnished by Wells Fargo Bank. Amounts drawn down bear interest at the rate of .75% above the Bank's prime rate, and will be due and payable in full on July 1, 1996. The Company currently has no commitments for capital expenditures, which might be deemed, either individually or in the aggregate, material to its business.

PART II - OTHER INFORMATION

NONE

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.



                        By:        /s/ Richard A. Niglio
                              --------------------------
                              Richard A. Niglio
                              Chief Executive Officer


                        By:       /s/ Randall J. Truelove
                              ---------------------------
                              Randall J. Truelove
                              Vice President, Finance
                              Chief Accounting Officer


Date:  May 15, 1996