Form 10-Q
period 1996-06-30
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1996-08-15
CIK 775820

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549


                                  FORM 10-Q

(Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1996.


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ___________

                         Commission File No. 0-14368


                CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)


 ____ DELAWARE _____                                       061097006
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

                YES  (X)                  NO   (  )

As of August 8, 1996, the Registrant had outstanding 6,266,958 shares of Common Stock, $.01 par value, and 2,355 shares of Special Stock, denominated Series A Convertible Preferred Stock, $.01 par value, convertible into 428,182 shares of Common Stock.

                     CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.

                                     FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996



                                    INDEX

                                                                    Page


PART I.    FINANCIAL INFORMATION                                     3


ITEM 1.    Condensed Consolidated Financial Statements(Unaudited)

      a)   Condensed Consolidated Balance Sheets --                  4

      b)   Condensed Consolidated Statements of                      6
           Operations -- Three month and six month periods ended June 30, 1996 and 1995

      c)   Condensed Consolidated Statements of                      7
           Cash Flows -- Six months ended
           June 30, 1996 and 1995

      d)   Notes to Condensed Consolidated Financial                 9
           Statements


ITEM 2.    Management's Discussion and Analysis                     10
           of Financial Condition and Results
           of Operations

PART II.   OTHER INFORMATION                                        13

Signatures                                                          14

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

In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations for the three and six month periods ended June 30, 1996 and 1995, have been included.

ITEM 1.  FINANCIAL STATEMENTS

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
________________________________________________________________________________
                                 (UNAUDITED)

                                                     June 30,    December 31,
                                                       1996          1995
In thousands

    ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                    $ 3,043      $ 3,023
        Short-term investments                         7,544        7,891
        Accounts receivable                            3,216        2,537
        Prepaid expenses and other current assets      2,644        2,371

        Total Current Assets                          16,447       15,822

PROPERTY, PLANT AND EQUIPMENT:

         Land                                          1,320        1,320
         Buildings                                     6,193        6,024
         Furniture, fixtures & equipment               9,801        9,177
         Transportation equipment                      1,984        1,825
         Leasehold improvements                        8,044        7,660

                                                      27,342       26,006

          Less: Accumulated depreciation              (7,526)      (6,389)
                and amortization

                                                      19,816       19,617

INTANGIBLE ASSETS                                     36,326       36,326

OTHER                                                  2,500        2,030

                                                     $75,089      $73,795






  See accompanying notes which are an integral part of these statements.


        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1996 AND DECEMBER 31, 1995
________________________________________________________________________________
                             (UNAUDITED)

                                                    June 30,    December 31,
                                                     1996          1995
In thousands (except share data)

    LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:

        Current portion of long-term debt           $ 1,978       $ 2,421
        Accounts payable                                646           626
        Payroll and related accruals                  2,677         2,214
        Other accrued liabilities                       909           799

        Total Current Liabilities                     6,210         6,060

LONG-TERM DEBT:
         Net of current portion                      17,553        17,535

ACCRUED STRAIGHT LINE RENT                            1,000           877

STOCKHOLDERS' EQUITY:
          Special Stock: Authorized 5,000,000 shares;
           outstanding: Series A Convertible
           Preferred, par value $.01 per share,
           liquidation value $2,355 and $2,700
           in 1996 and 1995; 2,355 and 2,700
           shares outstanding in 1996 and 1995          -0-          -0-
          Common Stock, par value $.01 per share
           Authorized 20,000,000 shares; issued
           and outstanding 6,266,958 in 1996 and
           6,204,231 in 1995.                           132           132
          Treasury Stock (7,200,844 shares)             -0-          -0-

Paid-in capital in excess of par                     52,745        52,723
Loans to officers                                      (833)         (783)
Unrealized gain (loss) on short-term investments         (9)           10
Accumulated deficit                                  (1,709)       (2,759)

             Total Stockholders' Equity              50,326        49,323

                                                    $75,089       $73,795








  See accompanying notes which are an integral part of these statements.

       CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)

                                       Three Months Ended   Six Months Ended
                                           June 30               June 30
                                         1996      1995       1996      1995
In thousands (except per share data)

REVENUES FROM OPERATIONS:

  Child care fees                     $22,460   $19,643    $43,367   $37,676
  Management fees                         274       254        545       500
                                      -------   -------    -------   -------
    Total revenues from operations     22,734    19,897     43,912    38,176

OPERATING EXPENSES:
  Payroll & related costs              12,249    10,594     23,591    20,268
  Direct costs                          6,110     4,799     11,810     9,265
  General & administrative              1,805     1,443      3,568     2,901
  Depreciation and amortization         1,243       890      2,468     1,660
  Advertising & promotion                 264       213        491       391
                                       ------    ------     ------    ------
    Total operating expenses           21,671    17,939     41,928    34,485

    Operating profit                    1,063     1,958      1,984     3,691

OTHER EXPENSE, net                        362        64        697        78
                                       ------    ------     ------    ------
    Income before provision for           701     1,894      1,287     3,613
    income taxes

PROVISION FOR INCOME TAXES                117       664        237     1,296

NET INCOME                             $  584   $ 1,230    $ 1,050   $ 2,317
                                       ======   =======    =======   =======
NET INCOME PER SHARE:                  $ 0.09    $ 0.18     $ 0.16   $  0.33

AVERAGE NUMBER OF COMMON AND
EQUIVALENT SHARES:                      6,744     7,013      6,717     6,983













  See accompanying notes which are an integral part of these statements.

      CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (UNAUDITED)

                                                     Six Months Ended June 30
                                                     1996                1995
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 1,050            $ 2,317

  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                     1,137                902
    Amortization                                     1,331                758
    Changes in assets and liabilities:
        Accounts receivable                           (670)            (1,237)
        Prepaid expenses and other current assets     (268)              (306)
        Accounts payable                                20                140
        Payroll and related accruals                   337                919
        Accrued liabilities and other                  296               (243)

    Net cash provided by operating activities        3,233              3,250

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments               (5,970)           (14,538)
  Proceeds from sale of short-term investments       6,317              3,100
  Payments for acquisitions of child care centers     (700)            (7,361)
  Payments for the start-up of centers                (103)               (77)
  Purchases of property, plant and equipment        (1,089)            (1,487)
  Other, net                                          (317)              (113)

    Net cash used in investing activities           (1,862)           (20,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt              89                168
  Proceeds from issuance of common stock, net          -0-              1,318
  Repayments of long-term debt                      (1,440)            (2,434)

    Net cash used for financing activities          (1,351)              (948)

    Net increase(decrease) in cash and cash             20            (18,174)
    equivalents

CASH AND CASH EQUIVALENTS:
    Beginning of period                              3,023             21,558

    End of period                                   $3,043             $3,384




  See accompanying notes which are an integral part of these statements.

Supplemental Disclosures of Cash Flow Information:


Cash paid during the three months
ended June 30 (in thousands) for:                         1996          1995

      Interest                                          $  843        $  742
      Income taxes                                         104         1,219



Supplemental Schedule of Noncash Investing and
Financing Activities:

The Company acquired 4 additional centers during the six months ended June 30,1996 and 33 additional centers during the six months ended June 30, 1995 (in thousands)


                                                          1996         1995

      Cash payments                                       $ 803       $7,361
      Notes issued to sellers                               981        5,151
      Indebtedness and liabilities assumed                   73          766
      Total value of centers acquired                    $1,857      $13,278





















  See accompanying notes which are an integral part of these statements.




      CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

 (1)  General

The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Operational comparisons between the three and six month periods of 1996 and 1995 are affected by the net addition of a total of 46 centers in 1995 and 7 centers for the first six months of 1996 (see "Management's Discussions and Analysis of Financial Condition and Results of Operations" below). For a complete discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, previously filed.

Consolidation

The consolidated financial statements include the accounts of Children's Discovery Centers of America, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Accounting Changes:

Effective January 1, 1996, the Company adopted Statement of
Financial Accounting Standards No. 121     (SFAS 121) on
accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. Based on management's review, the Company did not recognize any impairment loss as a result of applying the provisions of SFAS 121 to its assets held for use.

Income Taxes

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No.109, "Accounting for Income Taxes."

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

During the first six months of 1996, the Company acquired or opened 7 centers. During the year ended December 31, 1995, the Company acquired or opened 52 centers and closed six centers. The results of acquired or disposed of centers are included in the Company's financial statements from the date of acquisition or until the date of disposition. Accordingly, the year to year results may fluctuate depending upon the timing of the Company's acquisition or disposition of centers.

Historically, the Company's operating revenue has followed the seasonality of a school year, declining during the summer months and the year-end holiday period.

Results of Operations

Revenues from Operations increased 14% in the second quarter of 1996 to $22,734,000 and 15% in the first six months of 1996 to $43,912,000. The increase in revenues was mainly attributable to the increase in the number of centers. Revenues for those centers open for the six months and the quarter in both years increased from 1995 by approximately 1.5% for the quarter and 0.5% for the six months. For those centers open for the six months and quarter in both years the Company raised prices approximately 4.5%.

Payroll and related costs increased by $1,655,000 or 16% , for the second quarter of 1996, and by $3,323,000 or 16% for the six months of 1996, as compared to the corresponding time periods in 1995 due mainly to the increase in the number of centers operated. Payroll and related costs as a percentage of revenues, however, increased to 53.9% in the second quarter and to 53.7% for the six months of 1996 from 53.2% and 53.1% in the corresponding time periods of 1995. The increase in payroll and related expenses as a percentage of revenue was due to the fact that the new centers added in 1995 and 1996 had higher payroll and related expenses as a percentage of revenue than the Company's older centers.

Direct costs increased by $1,311,000 or 27%, for the second quarter of 1996, and by $2,545,000 or 28% for the six months of 1996, as compared to the corresponding time periods in 1995, due mainly to the increase in the number of centers operated. As a percentage of revenue, however, direct costs increased to 26.9% in both the second quarter and the six months of 1996, from 24.1% in the second quarter and 24.3% for the six months of 1995. The increase as a percentage of revenue were due to increases as a percentage of revenue in the Company's maintenance and repairs, utilities and occupancy expenses.. The increase in expense as a percentage of revenue was due mainly to the higher costs in the centers acquired in 1995 and partially to increased repair, utility and occupancy costs in the company's older centers.

Depreciation and amortization expense increased to $1,243,000 in the second quarter, and to $2,468,000 for the six months of 1996 as compared to $890,000 and $1,660,000 in the corresponding time periods of 1995. This increase was due mainly to the increase in new centers acquired during 1996 and 1995.

Advertising and promotion expense increased to $264,000 in the second quarter, and to $491,000 for the six months of 1996 as compared to $213,000 and $391,000 in the corresponding time periods of 1995. This increase was due mainly to the increase in new centers acquired during 1996 and 1995.

Administrative expense as a percentage of total revenues increased to 7.9% for the second quarter and to 8.1% for the six months of 1996 from 7.3% and 7.6% in the corresponding time periods of 1995. The increase as a percentage of revenue is due to increased resources being utilized to manage the Company's growth in the employer market and in its community based business.

Other expense, net increased by $298,000 for the second quarter and by $619,000 for the six months of 1996 as compared to the corresponding time periods of 1995. The increase was due to lower interest income of $199,000 for the second quarter and $468,000 for the six months of 1996 due to lower cash balances and to higher interest expense of $99,000 for the second quarter and $151,000 for the six months of 1996 associated with the Company's acquisitions.

The effective tax rate decreased from 35.9% for the six months ended June 30, 1995 to 18.4% for the six months ended June 30, 1996. This was due to a combination of the effects of the Company's net operating losses that can be utilized on an annual basis and the amount of tax free income that the Company earns on its investments representing a larger percentage of the Company's pre-tax income in 1996 than in 1995, and a reduction in the level for allowance for deferred tax assets associated with the partial recognition of past net operating loss carryforwards.



Liquidity and Capital Resources

Since its inception, the Company has grown primarily through the acquisition of existing child care centers. For acquisitions of individual centers or small chains, it is the Company's general practice to acquire centers for a combination of cash and notes to sellers. These notes are payable generally over ten years. As of June 30, 1996, $14,276,000 in principal of such notes was outstanding, carrying a weighted average annual interest rate of 8.6% and remainig term of 8.0 years. Since many sellers of centers own the facilities in which the centers are operated, the Company is often able to lease these facilities on a long-term basis through the exercise of successive options, while avoiding long-term obligations.

Capital resources for the cash portion of acquisitions have generally been obtained through private sales of the Company's securities at various times since inception and public offerings of Common Stock.

During the first six months of 1996, net cash provided by operations was $3,233,000. This internally generated cash funded all of the Company's needs for purchases of property, plant and equipment, scheduled debt repayments, and approximately $400,000 that the Company invested in new centers. During the six months, the Company issued or assumed a total of approximately $1,054,000 of indebtedness related to acquisitions.

The Company's management believes that the Company's internally generated cash will cover its cash requirements for the foreseeable future and, along with its existing cash balances, will allow it to continue to grow through the acquisition of additional child care centers and the development of additional employer sponsored centers. The Company also has available to it up to $1,250,000 under an unsecured line of credit furnished by Wells Fargo Bank. Amounts drawn down bear interest at the rate of .75% above the Bank's prime rate, and will be due and payable in full on July 1, 1997. The Company currently has no commitments for capital expenditures, which might be deemed, either individually or in the aggregate, material to its business.

PART II -           OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

      (a) An annual meeting of the Stockholders of the Company was held on June 19, 1996.

      (b) The following individuals were elected as Directors with the indicated votes:

                                               Votes For       Votes Against

                Mark P. Clein                  5,550,092         405,619
                Michael J. Connelly            5,906,642          49,069
                Robert E. Kaufmann             5,905,642          50,069
                W. Wallace McDowell, Jr.       5,906,642          49,069
                Richard A. Niglio              5,906,390          49,321
                Dr. Elanna S. Yalow            5,906,542          49,169
                Myron A. Wick                  5,906,642          49,069

      (c) The matters considered at the June 19, 1996 Annual Meeting of Stockholders other than the election of directors, were as stated below:

           (I) The ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for the 1996 fiscal year, was approved by an affirmative vote of 5,862,431 to 58,511 negative votes with 34,769 abstentions.

ITEM 5.    Exhibits and Reports on Form 8-K

           None.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


             CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.



                     By:        /s/ Richard A.Niglio
                          Richard A. Niglio
                          Chief Executive Officer


                     By:       /s/ Randall J.Truelove
                          Randall J. Truelove
                          Vice President, Finance
                          Chief Accounting Officer


Date:  August 14, 1996