Form 10-Q
period 1996-09-30
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1996-11-15
CIK 775820

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549


                                  FORM 10-Q

(Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996.


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                           Commission File No. 0-14368


                  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                        061097006
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

                                YES (X) NO ( )

As of November 13, 1996, the Registrant had outstanding 6,306,958 shares of Common Stock, $.01 par value, and 2,135 shares of Special Stock, denominated Series A Convertible Preferred Stock, $.01 par value, convertible into 388,182 shares of Common Stock.

                CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.

                                  FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                    INDEX

                                                                   Page


PART I.     FINANCIAL INFORMATION                                   3


ITEM 1.     Condensed Consolidated Financial Statements (Unaudited)

    a)      Condensed Consolidated Balance Sheets --                4
            September 30, 1996 and December 31, 1995

    b)      Condensed Consolidated Statements of                    6
            Operations -- Three-month and nine-month periods ended September 30, 1996 and 1995

    c)      Condensed Consolidated Statements of                    7
            Cash Flows -- Nine-months ended
            September 30, 1996 and 1995

    d)      Notes to Condensed Consolidated Financial               9
            Statements


ITEM 2.     Management's Discussion and Analysis                   10
            of Financial Condition and Results
            of Operations

PART II.    OTHER INFORMATION                                      13

Signatures                                                         14

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

In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995, have been included.

ITEM 1.  FINANCIAL STATEMENTS


        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
________________________________________________________________________________
                                 (UNAUDITED)


                                                September     December
                                                   30,           31,
                                                  1996          1995
In thousands

  ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                   $5,669         $3,023
    Short-term investments                       5,351          7,891
    Accounts receivable                          2,755          2,537
    Prepaid expenses and other current           2,389          2,371
assets

    Total Current Assets                        16,164         15,822

PROPERTY, PLANT AND EQUIPMENT:

    Land                                         1,320          1,320
    Buildings                                    6,201          6,024
    Furniture, fixtures & equipment             10,561          9,177
    Transportation equipment                     2,222          1,825
    Leasehold improvements                       8,454          7,660

                                                28,758         26,006

    Less: Accumulated depreciation and         (8,155)        (6,389)
amortization

                                               20,603         19,617

INTANGIBLE ASSETS                              35,999         36,326

OTHER                                           2,242          2,030

                                              $75,008        $73,795





    See accompanying notes which are an integral part of these statements.

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
__________________________________________________________________________________
                                 (UNAUDITED)

                                                  September     December
                                                     30,           31,
                                                    1996          1995
In thousands (except share data)

    LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt              $2,075        $ 2,421
    Accounts payable                                  615            626
    Payroll and related accruals                    2,825          2,214
    Other accrued liabilities                         968            799

    Total Current Liabilities                       6,483          6,060

LONG-TERM DEBT:
    Net of current portion                         17,187         17,535

ACCRUED STRAIGHT LINE RENT                          1,046            877

STOCKHOLDERS' EQUITY:
 Special Stock: Authorized 5,000,000
 shares; outstanding:
 Series A Convertible Preferred,
 par value $.01 per share,
 liquidation value $2,355 and
 $2,700 in 1996 and 1995;
 2,355 and 2,700 shares
 outstanding in 1996 and 1995.                       -0-            -0-
 Common Stock, par value $.01 per share
 Authorized 20,000,000 shares; issued
 and outstanding 6,266,958 in 1996
 and 6,204,231 in 1995.                              132            132
 Treasury Stock (7,200,844 shares)                   -0-            -0-

Paid-in capital in excess of par                   52,740         52,723
Loans to officers                                    (838)          (783)
Unrealized gain (loss) on short-term                   (3)            10
investments
Accumulated deficit                                (1,739)        (2,759)

             Total Stockholders' Equity            50,292         49,323

                                                  $75,008        $73,795






    See accompanying notes which are an integral part of these statements.

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (UNAUDITED)


                                 Three-months Ended     Nine-months Ended
                                      Sept. 30               Sept. 30
                                  1996        1995       1996        1995
In thousands (except per share
data)

REVENUES FROM OPERATIONS:

  Child care fees                $21,420    $19,056     $64,787    $56,732
  Management fees                    219        272         764        772
    Total revenues from           21,639     19,328      65,551     57,504
operations

OPERATING EXPENSES:
  Payroll & related costs         11,831     10,879     35,422     31,147
  Direct costs                     6,123      5,538     17,933     14,803
  General & administrative         1,850      1,536      5,418      4,437
  Depreciation and amortization    1,285      1,016      3,753      2,676                                             1,016
  Advertising & promotion            191        243        682        634

    Total operating expenses      21,280     19,212     63,208     53,697

    Operating profit                 359        116      2,343      3,807

OTHER EXPENSE, net                   399        183      1,096        261

    Income (loss) before
provision for income taxes           (40)       (67)     1,247      3,546

PROVISION (BENEFIT) FOR
INCOME TAXES                         (10)      (106)       227      1,190

NET INCOME (LOSS)                  $ (30)      $ 39    $ 1,020    $ 2,356

NET INCOME PER SHARE:             $ 0.00     $ 0.01     $ 0.16     $ 0.34

AVERAGE NUMBER OF COMMON AND
EQUIVALENT SHARES:                 6,267      6,973      6,718      6,968












    See accompanying notes which are an integral part of these statements.

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (UNAUDITED)


                                                   Nine-months Ended
                                                     September 30
                                                  1996          1995
In thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $ 1,020       $ 2,356

  Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                                   1,766         1,404
    Amortization                                   1,987         1,272
    Changes in assets and liabilities:
        Accounts receivable                         (211)       (1,453)
        Prepaid expenses and other current assets    (11)       (1,004)
        Accounts payable                             (11)           59
        Payroll and related accruals                 495           635
        Accrued liabilities and other                338          (121)

    Net cash provided by operating                 5,373         3,030
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments              (5,970)     (14,538)
  Proceeds from sale of short-term                  8,510        7,497
investments
  Payments for acquisitions of child care centers    (925)      (8,345)
  Payments for the start-up of centers               (738)        (225)
  Purchases of property, plant and equipment       (2,052)      (3,302)
  Other, net                                           68         (325)

    Net cash used in investing activities          (1,107)     (19,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt            316          283
  Proceeds from issuance of common stock, net         -0-        1,318
  Repayments of long-term debt                     (1,936)      (3,943)

    Net cash used for financing activities         (1,620)      (2,342)

    Net increase(decrease) in cash and cash         2,646      (18,550)
equivalents

CASH AND CASH EQUIVALENTS:
    Beginning of period                             3,023       21,558

    End of period                                  $5,669       $3,008



    See accompanying notes which are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:  continued

Supplemental Disclosures of Cash Flow Information:


Cash paid during the three-months
ended September 30 (in thousands) for:                 1996            1995

      Interest                                     $  1,277        $  1,148
      Income taxes                                      108           1,774





Supplemental Schedule of Noncash Investing and
Financing Activities:

The Company acquired 4 additional centers during the nine-months ended September 30,1996 and 38 additional centers during the nine-months ended September 30, 1995 (in thousands)

                                                       1996           1995

      Cash payments                                    $ 925         $8,345
      Notes issued to sellers                            981          6,343
      Indebtedness and liabilities assumed                73            993
      Total value of centers acquired                 $1,979        $15,681























    See accompanying notes which are an integral part of these statements.

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
 (1)  General

The accounting policies followed during the interim periods presented are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Operational comparisons between the three and nine-month periods of 1996 and 1995 are affected by the net addition of a total of 46 centers in 1995 and 7 centers for the first nine-months of 1996 (see "Management's Discussions and Analysis of Financial Condition and Results of Operations" below). For a complete discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, previously filed.

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

Accounting Changes:

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. Based on management's review, no impairment loss is required as a result of applying the provisions of SFAS 121 to its assets held for use.

Income Taxes

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes."

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

During the first nine months of 1996, the Company acquired or opened 11 centers and closed four centers. During the year ended December 31, 1995, the Company acquired or opened 52 centers and closed six centers. The results of acquired or disposed of centers are included in the Company's financial statements from the date of acquisition or until the date of disposition. Accordingly, the year to year results may fluctuate depending upon the timing of the Company's acquisition or disposition of centers.

Historically, the Company's operating revenue has followed the seasonality of a school year, declining during the summer months and the year-end holiday period.

Results of Operations

Revenues from Operations increased 12% in the third quarter of 1996 to $21,639,000 and 14% in the first nine-months of 1996 to $65,551,000. The increase in revenues was mainly attributable to the increase in the number of centers. Revenues for those centers open for the nine-months and the quarter in both years increased from 1995 by approximately 4% for the quarter and 1% for the nine-months. For those centers open for the nine-months and quarter in both years the Company raised prices approximately 4.5%.

Payroll and related costs increased by $952,000 or 9%, for the third quarter of 1996, and by $4,275,000 or 14% for the nine-months of 1996, as compared to the corresponding time periods in 1995 due mainly to the increase in the number of centers operated. Payroll and related costs as a percentage of revenues, however, decreased to 54.7% in the third quarter of 1996 from 56.3% in the third quarter of 1995, and for the nine-months of 1996 decreased to 54.0% from 54.2% in the nine-months of 1995. The decrease in payroll and related expenses as a percentage of revenue was due to the fact that the Company has been able to gradually lower the payroll and related expenses of those centers that it acquired in 1995 from their initial levels.

Direct costs increased by $585,000 or 11%, for the third quarter of 1996, and by $3,130,000 or 21% for the nine-months of 1996, as compared to the corresponding time periods in 1995, due mainly to the increase in the number of centers operated. As a percentage of revenue, however, direct costs decreased to 28.3% in the third quarter of 1996 from 28.7% in the third quarter of 1995. For the nine-months of 1996, direct costs increased to 27.4% from 25.7% in the nine-months of 1995. The increase as a percentage of revenue for the nine-months was due to increases as a percentage of revenue in the Company's maintenance and repairs and occupancy expenses. The increase as a percentage of revenue was due mainly to the higher costs in the centers acquired in 1995 and partially to increased utility and occupancy costs in the company's older centers. The decrease in direct costs as a percentage of revenue for the third quarter was due to the fact that the Company has been able to gradually lower direct costs of those centers that it acquired in 1995 from their initial levels.

Depreciation and amortization expense increased to $1,285,000 in the third quarter, and to $3,753,000 for the nine-months of 1996 as compared to $1,016,000 and $2,676,000 in the corresponding time periods of 1995. This increase was due mainly to the increase in new centers acquired during 1996 and 1995.

Advertising and promotion expense decreased to $191,000 in the third quarter, and increased to $682,000 for the nine-months of 1996 as compared to $243,000 and $634,000 in the corresponding time periods of 1995. The increase in the nine-months was due to the increase in new centers acquired during 1996 and 1995.

Administrative expense as a percentage of total revenues increased to 8.5% for the third quarter and to 8.3% for the nine-months of 1996 from 7.9% and 7.7% in the corresponding time periods of 1995. The increase as a percentage of revenue is due to increased resources being utilized to manage the Company's growth in the employer market and in its community based business.

Other expense, net increased by $216,000 for the third quarter and by $835,000 for the nine-months of 1996 as compared to the corresponding time periods of 1995. The increase was due mainly to lower interest income of $240,000 for the third quarter and $708,000 for the nine-months of 1996 due to lower cash balances and to lower interest expense of $24,000 for the third quarter and higher interest expense of $127,000 for the nine-months of 1996 associated with the Company's acquisitions.

The effective tax rate decreased from 33.6% for the nine-months ended September 30, 1995 to 18.2% for the nine-months ended September 30, 1996. This was due to a combination of the effects of the Company's net operating losses that can be utilized on an annual basis and the amount of tax free income that the Company earns on its investments representing a larger percentage of the Company's pre-tax income in 1996 than in 1995, and a reduction in the level for allowance for deferred tax assets associated with the partial recognition of past net operating loss carryforwards.



Liquidity and Capital Resources

Since its inception, the Company has grown primarily through the acquisition of existing child care centers. For acquisitions of individual centers or small chains, it is the Company's general practice to acquire centers for a combination of cash and notes to sellers. These notes are payable generally over ten years. As of September 30, 1996, $13,903,000 in principal of such notes was outstanding, carrying a weighted average annual interest rate of 8.6% and remaining term of 8.0 years. Since many sellers of centers own the facilities in which the centers are operated, the Company is often able to lease these facilities on a long-term basis through the exercise of successive options, while avoiding long-term obligations.

Capital resources for the cash portion of acquisitions have generally been obtained through private sales of the Company's securities at various times since inception and public offerings of Common Stock.

During the first nine-months of 1996, net cash provided by operations was $5,373,000. This internally generated cash funded all of the Company's cash needs for purchases of property, plant and equipment, scheduled debt repayments, and the Company's investment in new centers. During the nine-months, the Company issued or assumed a total of approximately $1,054,000 of indebtedness related to acquisitions.

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


            CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.



                        By:        /s/ Richard A. Niglio
                              Richard A. Niglio
                              Chief Executive Officer


                        By:       /s/ Randall J. Truelove
                              Randall J. Truelove
                              Vice President, Finance
                              Chief Accounting Officer


Date:  November 15, 1996

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.



                  By:   ______________________________
                        Richard A. Niglio
                        Chief Executive Officer


                  By:   __________________________
                        Randall J. Truelove
                        Vice-President, Finance
                        Chief Accounting Officer


Date:  November 15, 1996