Form 10-K
period 1996-12-31
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1997-03-31
CIK 775820

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -------------------------------
                                 F O R M 10 - K
              [X] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 1996
                                      OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .
                        Commission file number 0-14368
                CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)
         Delaware                                           06-1097006
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes  X    No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                          [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant on March 21, 1997 was approximately $24,218,728. On such date, the last sale price of registrant's common stock was $5.375 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of registrant have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such individuals are, in fact, affiliates of registrant.

As of March 21, 1997 the Registrant had outstanding 6,306,958 shares of Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
                                                Part of the Form 10-K into which
        Document                                the Document is Incorporated
        --------                                ----------------------------
Definitive Proxy Statement to Stockholders      Part III, Items 10,
11, 12 and 13

PART I

Item 1.  Business

      (a)  General Development of Business.

General

Children's Discovery Centers of America, Inc. and Subsidiaries ("the Company"), is the fourth largest chain of pre-schools in the United States providing educational services for children of both pre-school and elementary school age, operating as of December 31, 1996, 248 pre-schools in 22 states and the District of Columbia with an aggregate licensed capacity of approximately 24,500 children. The Company provides programs to children primarily between 2-1/2 and six years of age as well as after school programs for school age children and infant care. The Company's school age programs include private elementary programs for children in kindergarten through sixth grade, before and after school programs and summer camps.

The Company's strategy is to grow through acquiring independent, community-based pre-schools and chains, to expand in the growing employer-sponsored pre-school market and to increase programs and services in the growing school age market. In pursuit of this strategy, from the period from January 1, 1994 through December 31, 1996, the Company acquired or opened a total of 94 pre-schools (net of closings). As of December 31, 1996, 70 of the pre-schools operated by the company are operated in conjunction with employer-sponsors, either on a management contract basis or with one or more types of employer subsidies, such as tuition subsidies, free or reduced rent or through the provision of services. Also, as of December 31, 1996 the Company operated fourteen elementary schools in conjunction with twelve of its pre-schools, leased for operation two free-standing private elementary schools and also operated after school programs in nine other private schools (which are not included within the total numbers of Company centers set forth above).

The Company's proprietary computerized system monitors the staff-to-child ratio in all of its pre-schools, enabling the Company to staff efficiently in response to shifts in occupancy levels. The Company believes its "Piaget Discovery Preschool Program" differentiates it from its competitors and appeals to both employer-sponsors and parents.

The Company's principal executive offices are located at 851 Irwin Street, Suite 200, San Rafael, California 94901, and its telephone number is (415) 257-4200.

Expansion Strategy

The Company is currently pursuing an expansion strategy to take advantage of (i) its experience in acquiring pre-schools (ii) its success in adding corporate sponsored on-site or near site pre-schools and (iii) significant growth opportunities in the private elementary school business.

Since the beginning of 1994, the Company has added 108 pre-schools, and closed fourteen pre-schools. Of the pre-schools added 16 were purchased in 1995 through the acquisition of the business conducted by Prodigy Consulting, Inc., and affiliated partnerships ("Prodigy").

The following table sets forth data regarding the number of pre-schools which the Company has operated from January 1, 1992 through December 31, 1996, as well as the approximate pre-school capacity at the end of each period and average percentage occupancy for each period.







                                         1992   1993    1994    1995     1996

Open at beginning of period                  92    131     154     193      239

 Opened during period(a)                     40     26      42      52       14

 Closed during period                        (1)    (3)     (3)     (6)      (5)
 Open at end of period                      131    154     193     239      248
 Net increase                                39     23      39      46        9
 Approximate pre-school capacity (at     11,200 13,000  17,500  23,500   24,500
 end of period)
 Average percentage occupancy(b)            69%    72%    73%     71%      69%

See footnotes on next page


(a) Includes pre-schools acquired, new pre-schools opened and employer-sponsored pre-schools which the Company commenced operating under management contracts. Does not include pre-schools acquired during the period that were operated by the Company in prior periods under management contracts.

(b) Average percentage occupancy is calculated by dividing revenues from operation of all of the Company's pre-schools (other than pre-schools operated on a management fee basis) for the respective periods by the product of (i) pre-school capacity for all of the Company's pre-schools (other than those operated on a management fee basis) and (ii) the weighted average of the basic tuition rate for full-time four-year old children at all such pre-schools for the respective periods. The Company uses the tuition rate for four-year olds for purposes of this calculation because that rate has historically represented the rate paid for more than 50% of the total children of all ages enrolled in the Company's pre-schools.

The Company intends to continue to expand its pre-school business by acquiring individual centers and small chains. In order to realize the benefits of consolidation, the Company generally seeks either to acquire pre-schools in areas close to the Company's existing pre-schools so that regional managers are able to supervise the newly-acquired pre-schools, or to acquire a chain which has a sufficient number of pre-schools to justify the employment of an additional regional manager. The Company generally seeks to acquire pre-schools in states with strict regulations in order to avoid unexpected expense and market disruption that may be caused by complying with new regulations adopted in states that previously lacked such regulations. The Company retains acquisition specialists who visit and analyze acquisition opportunities on a continuing basis.

The child care industry is highly fragmented, and a majority of existing licensed pre-schools are owned by small operators with limited resources. The Company believes that generally these small operators have limited opportunities to sell their pre-schools, which enhances the Company's ability to acquire these pre-schools on terms favorable to the Company. However, during 1995 and 1996 the Company experienced increased competition from a few larger child care chains for the acquisition of small child care operators. As a result, the Company has found that prices in some instances have exceeded the price the Company was willing to pay. These more competitive conditions contributed to a somewhat slower growth rate for acquisitions in 1996 and may have a similar effect in 1997 and beyond. The Company attempts to leverage its acquisitions by paying approximately one-third of the purchase price in cash and issuing long-term promissory notes for the remainder. Because many sellers own the pre-school's real estate facility, the Company is often able to lease these facilities on a long-term basis through exercise of successive options, while avoiding fixed long-term obligations.

In evaluating acquisition candidates, the Company considers, among other things, the location of a pre-school, the local regulatory environment, demographic trends, competition, quality of programs and management, the pre-school's existing community image, adequacy of the facility and opportunities for increased utilization and low-cost expansion. In addition, the Company analyzes the financial aspects of an acquisition with respect to pricing policies, cost control and profit margins in order to identify areas for immediate and long-term improvement. The Company also seeks to increase the revenues, profitability and quality of pre-schools it acquires by instituting uniform financial and operation controls and by introducing new and improved curricula and other services. The Company believes that through this type of expansion it will achieve the operating efficiencies of a national chain, while offering parents a high quality of child care that reflects the character of each local community.

Employer Child Care Services

The number of employer-sponsored pre-schools operated by the Company has grown substantially in recent years. As of December 31, 1996, the Company operated 70 employer-sponsored pre-schools (compared to 60 as of December 31, 1995), of which 26 were operated for hospitals or other health care facilities, 18 for governmental units and 26 for private sector companies, including TRW Space and Electronics, Inc., and an affiliate of Southern New England Telecommunications Corp. Of the 70 employer-sponsored pre-schools, 18 are operated by the Company under management contracts pursuant to which the Company receives a fixed fee, and the balance are operated with one or more types of employer subsidies, generally in the form of tuition subsidies, free or reduced rent or through the provision of services. During 1995 the Company acquired the business of Prodigy which managed, at the time of acquisition, nine employer sponsored pre-schools.

In some cases, the Company has arrangements with employers who "reserve" a certain number of enrollment spaces in particular pre-schools for children of their employees and pay for such spaces whether or not they are utilized. The Company also has arrangements with a number of large national employers, including Bank of America, Sears and K-Mart to provide incentives for their employees to enroll their children in CDC pre-schools. The Company intends to continue to pursue opportunities in the growing employer-sponsored pre-school market.


Private Elementary Schools

During 1996 the Company substantially expanded the number of elementary school programs it operates. As of December 31, 1996, the Company operated 14 elementary school programs (compared to 9 as of December 31, 1995) and operated 111 kindergarten programs (compared to 85 as of December 31, 1995). The Company intends to expand its kindergarten and elementary programs primarily by adding new programs in its pre-schools and by adding additional grades to its elementary programs as the currently enrolled children are ready to advance to a new grade.

      (b)  Financial Information About Industry Segments.

The Company operates in one industry, providing child care and elementary school services under company-operated and employer-sponsored pre-schools.

      (c)  Narrative Description of Business.

Company Operations

Licensed capacity of the Company's individual pre-schools ranges from 30 to 380 children, although actual enrollments are generally higher because some children are enrolled on a part-time basis. The average percentage occupancy of the Company's pre-schools, measured by actual pre-school revenues as a percentage of total revenue capacity of all Company centers (other than those operated for employer-sponsors pursuant to management contracts), was approximately 69% for the year ended December 31, 1996.

The Company's pre-schools contain classroom and recreational areas and kitchen and bathroom facilities. The pre-schools usually accommodate the grouping of children by age. The pre-schools have outdoor playgrounds, often with separate areas designed for infants and toddlers, with the exception of downtown urban centers that often utilize nearby parks. Each pre-school is equipped with a variety of audio and visual aids, educational supplies, games, toys and indoor and outdoor play equipment. In addition, some of the pre-schools are equipped with personal computers with programs specifically designed for preschoolers and school-age children. A number of pre-schools are equipped with Company-owned or leased vehicles for the transportation of children to and from elementary school and for field trips.

Each pre-school is administered by a director who is responsible for the operation and maintenance of the pre-school. The duties of a pre-school director include the staffing and training of qualified teachers and assistants, record keeping, regulatory compliance, tuition collection, parent relations, marketing and home office reporting. Directors are trained and supervised by regional managers, who generally supervise between eight and fourteen pre-schools in geographical areas sufficiently compact to permit the regional managers to personally visit the pre-schools under their supervision on a regular basis.
Pre-school directors and regional managers receive incentive compensation, determined in part by the enrollment and/or profitability of their respective pre-schools.

Children are usually enrolled in the pre-schools on a weekly basis for either full-day or half-day sessions. Pre-schools provide enrolled children with snacks, and in some locations, meals. The Company's current weekly charge for full-day service ranges from $61.00 to $282.00 per child, depending on the location of a particular pre-school and the age of the child. Charges customarily are payable in advance on a weekly or monthly basis.

The Company's pre-schools are generally open throughout the year, usually five days a week, from 6:30 a.m. to 6:30 p.m. Nine pre-schools are operated in public or private school facilities on a before and after school basis only. In addition, one of the Company's subsidiaries operates after-school programs in nine schools (which are not included within the total number of Company centers set forth above). New enrollments are most often highest in September and January, with the largest decrease in enrollment being generally during holiday periods and the summer months (mirroring the seasonality of the school year end and traditional vacation times). To offset the seasonal decline in enrollment, some pre-schools offer summer day camp programs for children up to the age of 12.

Operating Controls and Procedures

Pre-school directors submit weekly financial and operations reports to the Company's headquarters, which are reviewed by management. The Company has installed in each of its pre-schools a personal computer with customized software permitting faster and more comprehensive reporting of operating information. These reports include, among other things, labor costs, scheduling, utilization information, enrollment and tuition data by age group, a statement of prepaid tuition and receivable data, and a listing of all cash receipts. The Company uses such reports in conjunction with its own records of cash receipts and disbursements to prepare monthly operating statements for each pre-school. Management reviews these operating statements with the directors on a monthly basis. In addition, regional managers visit pre-schools on a regular basis to monitor all aspects of the pre-schools' operation.

All funds received by each pre-school are deposited in an account established by the Company in a local bank. All payroll and most other pre-school expenses are paid by the Company directly out of the Company's headquarters. The Company also purchases certain supplies for the pre-schools. Direct expenditures by the pre-schools themselves are limited to miscellaneous operating expenses for which the pre-schools are reimbursed by the Company by means of a petty cash system.

The Company is committed to an effective safety program, and its operating procedures are designed to enhance the safety of the children. While the Company is vigilant in its efforts to promote the safety of the children at its centers, there can be no assurance that there will be no injuries to children, or allegations thereof, in the future.

Marketing

The Company believes that it has benefited from a number of national demographic trends including an increased birth rate through the early 1990's, an increase in working mothers employed outside the home and a growing emphasis by employers on making available on-site child care for employees. According to U.S.
government statistics, births in 1989 exceeded 4,000,000 for the first time since 1964, and continued to exceed that number in each of 1990, 1991 and 1992. Furthermore, the percentage of all American children under age six with mothers in the labor force grew from 39% in 1975 to 58% in 1990, and the percentage of children receiving pre-school-based child care increased from 13% of the total number of children receiving child care in 1977 to 28% in 1990. In addition, the number of children who are ages six to twelve increased from approximately 25 million in 1990 to 26 million in 1993 and is projected to increase to in excess of 28 million by 1999.

The Company believes that it can increase enrollment in its pre-schools by developing and introducing high quality curricula and programs that provide parents with meaningful reasons to choose the Company's centers for their children over other alternatives. The Company has designed educational and recreational programs to develop a child's social, intellectual and physical skills, and it has distributed curriculum manuals developed by it for each age group to its pre-schools. In addition, the Company is committed to ongoing research to develop curricula appropriate to children's cognitive development. The curriculum covered by the Company's "Piaget Discovery Preschool" trademark was developed under the supervision of an outside consultant with a Ph.D. in Educational Psychology.

The Company's primary source of new enrollments for its pre-schools and elementary schools are recommendations from customers in the communities in which it operates. The Company markets its services through display advertisements and listing in the Yellow Pages, newspaper advertisements and distribution of fliers at schools and community functions. The Company spends a large portion of its advertising budget in the summer months in anticipation of the fall enrollment period, with continued advertising throughout the year. The Company markets its services to employer-sponsored pre-schools through relationships with consultants, attendance at trade shows and industry publications.

The director of each pre-school is responsible for marketing and promoting the pre-school. The director encourages parental involvement in the pre-school through monthly newsletters and reports to parents as well as parent-teacher conferences and parental visits to and inspections of the pre-school.
Pre-schools use promotional activities such as "Grandparents' Day," holiday activities, graduation and open houses as part of the total marketing program.

Competition

Based on data from trade publications, the Company is the fourth largest chain of pre-schools in the United States. The child care industry is highly fragmented, with the 50 largest for-profit child care companies estimated by the Company to account for no more than 10% of the industry's licensed capacity.

Competition within the child care industry is based largely upon location and adequacy of facilities, quality of service and price. In most of the geographic areas in which the Company operates, the Company competes with centers owned by larger national chains such as Kinder-Care Learning Centers, Inc., and La Petite Academy, Inc., as well as with centers owned by non-profit organizations that may be supported by endowments and charitable contributions. During 1996 and 1995 the Company noted an increase in the number of centers operated by larger competitors in the Company's markets and their increased use of discounts and other promotions. The Company also competes with individually-owned proprietary child care centers, licensed child care homes, in-home individual child care providers and corporations that provide child care for their employees privately. Many non-profit child care centers have lower occupancy costs for their facilities than the Company does and, consequently, charge less for their services. Additionally, public schools are offering, on an increasing basis, before and after school programs that compete with services offered by the Company. Such programs have the built-in advantages of (i) being able to use existing, well-established facilities, (ii) having a ready source of enrollments from their existing student population, and (iii) having tax revenue available to subsidize the cost of the programs. The Company competes principally by offering trained personnel, professionally planned educational and recreational programs, well equipped facilities, and additional services such as transportation. The Company's private kindergarten and elementary programs face competition from the public schools as well as other providers of private education including religious institutions, and other operators of child care centers. The Company believes that it can compete successfully in this market based on the quality of its educational programs, the high customer satisfaction of its pre-school customer base, and its ability to be selective in the staff hired and children attending the school.

Insurance

The Company maintains comprehensive general liability insurance, that provides coverage for both bodily injury and property damage claims up to a total of $15 million. The primary general liability policy has a limit of $1 million per occurrence and the Company maintains an excess umbrella liability policy that provides coverage for an additional $14 million for a total liability insurance of $15 million. The Company believes such insurance coverage is adequate. The Company has procured limited coverage for child physical and sexual abuse claims, subject to a $1,000,000 annual aggregate limitation. To date, the Company has not incurred any liability with respect to any claims of abuse.

The Company has not experienced difficulty in obtaining insurance coverage, but there can be no assurance that adequate, affordable insurance coverage will be available in the future, or that the Company's current coverage will protect it against all possible claims.

Government Regulation

Each pre-school or school must be licensed under applicable state or local licensing laws and is subject to a variety of state and local regulations. Although these regulations vary greatly from jurisdiction to jurisdiction, governmental agencies generally review with respect to a pre-school the safety, fitness and adequacy of the buildings and equipment; the ratio of staff to children; the dietary program; the daily curriculum and compliance with health standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the pre-schools, and licenses must be renewed periodically. Repeated failures by a pre-school to comply with applicable regulations can subject it to sanctions that might include probation or, in more serious cases, suspension or revocation of the pre-school's license to operate. The Company believes that each of its pre-schools is in substantial compliance with such requirements. The Company generally seeks to operate pre-schools in states with strict regulations in order to avoid unexpected expense and market disruption that may be caused by compliance with regulations adopted in states that previously lacked such regulations.

Federal regulations and licensing requirements require compliance with minimum standards in order to qualify for participation in Federal assistance programs. Under the Social Security Act, the Federal government provides assistance to states that have an established plan for child-welfare services, including child care services. As a result, state agencies have established minimum standards for pre-schools, based on the number of eligible children enrolled in each pre-school, in order for each pre-school to receive financial assistance. The Company estimates that approximately 13% of its revenue is derived from various state public assistance programs. Any significant reduction in the scope or amount of such financial assistance may have a significant impact on the Company's operating results.

In addition, the Company is subject to the Americans with Disabilities Act ("ADA"), which prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. The Company believes that its facilities are substantially in compliance with the requirements of the ADA and has not received any complaints concerning non-compliance with such requirements. A determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants, and it could require significant expenditures by the Company to bring the Company's facilities into compliance with the ADA.

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

Income Taxes

The net operating loss carryforwards of the Company and its subsidiaries are subject to certain rules set forth in the Code that limit the ability of the Company and its subsidiaries to use such net operating loss carryforwards to reduce income taxes.

Employees

The Company's pre-schools are currently organized into regions, each of which is under the management of a trained regional manager. Individual pre-schools are staffed with a director, teachers and teaching assistants and, depending on its size, an assistant director. All management personnel participate in periodic training programs and are required to meet applicable state and local regulatory standards. It is the Company's policy to comply with all state regulations and guidelines pertaining to staff-to-child ratios. These ratios vary from state to state and with the age group of the children under supervision. In this regard, the Company employs, with respect to (i) infants under the age of 13 months, one staff member for each three to four children; (ii) toddlers between the ages of 12 and 36 months, one staff member for each four to six children; and (iii) preschool children 3 to 5 years of age, one staff member for each eight to twelve children. The Company maintains a proprietary computerized system that monitors the staff-to-child ratio in all of its pre-schools, enabling the Company to staff efficiently in response to shifts in occupancy levels.

As of December 31, 1996, the company employed approximately 5,200 persons, of whom approximately 40% are employed on a part-time basis. Two pre-schools operated by a Company subsidiary have employees that are represented by unions. The Company believes that its relations with its employees are good. The Company experiences significant turnover of its hourly employees, which it believes is typical of the child care industry.

Item 2.  Properties

As of December 31, 1996 the Company operated 248 pre-schools in 22 states and the District of Columbia, located as follows:

            Location      Number of            Location      Number of
                           Centers                            Centers
         ----------------------------------------------------------------
         California           51            Oregon               5
         Pennsylvania         47            Nebraska             5
         Connecticut          23            Kansas               5
         New Jersey           21            Rhode Island         3
         Indiana              11            Alabama              3
         Illinois             11            Virginia             3
         New York             11            Michigan             3
         Massachusetts        10            Texas                2
         Washington            9            Delaware             2
         Wisconsin             7            Washington D.C.      2
         Georgia               7            Florida              1
         Maryland              6

------------------------------------------------------------------------------

------------------------------------------------------------------------------
As of December 31, 1996, the Company owned 15 centers, leased 206 centers with terms expiring on the leased properties on various dates between 1996 and 2015 and operated 18 centers pursuant to management contracts with employers. Nine of the centers are operated in public or private school facilities on a before and after school basis only.

The Company's principal executive offices are located in San Rafael, California in 6,900 square feet that the Company leases pursuant to the terms of a lease agreement that expires in 1999. The lease calls for annual lease payments ranging from approximately $150,000 in 1996 to approximately $168,000 in the last year of the lease. The Company believes its properties are adequate for its uses.

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings. The Company is a party to certain legal proceedings arising in the ordinary course of business that are primarily covered by insurance.



Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

      The Common Stock has been included for quotation in the NASDAQ National Market since May 20, 1986. Until February 9, 1994, the NASDAQ symbol for the Common Stock was "CDCRA," at which time the symbol was changed to "CDCR." The following table sets forth for the calendar quarters indicated the historical high and low last sales prices of the Common Stock, as reported by NASDAQ.


      1996                       High                Low
      First Quarter             $5.75               $4.00
      Second Quarter            $8.625              $4.625
      Third Quarter             $7.00               $5.00
      Fourth Quarter            $8.125              $4.75

      1995
      First Quarter             $15.875             $11.00
      Second Quarter            $17.625             $15.00
      Third Quarter             $17.625             $11.75
      Fourth Quarter            $12.00              $4.00


At March 21, 1997, there were 318 record holders of the Company's Common Stock.

The Company has never declared or paid any cash dividends or made any other distribution on its Common Stock, and it is anticipated that in the foreseeable future the Company will follow a policy of retaining all earnings for reinvestment in its business. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors of the Company.

Item 6.  Selected Financial Data

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                  (in thousands, except per share data) (1)

                               1996      1995      1994      1993      1992

 Revenue from Operations      $87,756   $77,627   $55,323   $38,564   $25,658

 Operating Expenses            85,209    73,010    50,898    36,644    25,837
 Income (Loss) from             2,547     4,617     4,425     1,920      (179)
 Operations
 Other Expense, net            (1,421)     (773)    (744)      (618)     (382)
 Income (Loss) before
 provision for income taxes     1,126     3,844     3,681     1,302      (561)
 Provision for Income Taxes       225     1,208       921       197        55
 Net Income (Loss)              $ 901    $2,636    $2,760    $1,105     $(616)
 Net Income (Loss) per          $0.13     $0.38     $0.57    $ 0.35    $(0.33)
 share
 Long-term Obligations        $16,634   $17,535    $13,736   $6,896    $6,198
 Total Assets                 $74,612   $73,795    $64,691  $36,093   $23,526

(1) Certain reclassifications have been made to prior years financial statements to conform to the 1996 presentation.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

During the period from January 1, 1994 through December 31, 1996, the number of pre-schools operated by the Company increased from 154 to 248 and pre-school capacity increased from approximately 13,000 to 24,500 children. The Company has achieved this growth primarily by acquiring existing pre-schools and also by opening new pre-schools and entering into contracts to manage pre-schools sponsored by employers. In 1996, the Company acquired or opened a total of 14 pre-schools and closed 5 pre-schools. The results of acquired or disposed of pre-schools are included in the Company's financial statements from the date of acquisition or until the date of disposition. During 1995, the Company acquired or opened 52 pre-schools and closed 6 pre-schools. During 1994, the Company acquired or opened 42 pre-schools, and closed 3 pre-schools. Accordingly, year-to-year results may fluctuate depending upon the timing of the Company's acquisition of existing pre-schools and the opening of new pre-schools.

Historically, the Company's operating revenues have followed the seasonality of a school year, declining during the summer months and the year-end holiday period.

Results of Operations

      Revenue from Operations

Revenue from operations increased 13% in 1996 to $87,756,000 from $77,627,000 in 1995. Revenues for those pre-schools open in corresponding time periods in both years increased approximately 3%, with the remainder of the increase due to acquisitions. All of the increase on a same pre-school basis was due to price increases, as these pre-schools experienced a decrease in enrollments of 2%. Revenues from operations increased 40% in 1995 to $77,627,000 from $55,323,000 in 1994. Revenues for those pre-schools open in corresponding time periods in both years increased approximately 3%, with the remainder of the increase due to acquisitions. All of the increase on a same pre-school basis was due to price increases, as these pre-schools experienced an enrollment decrease of less than 2%.


      Operating Expenses

Payroll and related expenses as a percentage of total revenues were 53.7%, 54.4%, and 54.2% in 1996, 1995, and 1994, respectively. The decrease from 1995 to 1996 was due to an increase in supervisory controls and procedures instituted in 1996 and to the Company having raised its tuition rates at a higher rate than its payroll rates. The increase in 1995 from 1994 was due to a higher percentage of payroll costs to total revenue for those pre-schools acquired in 1995. The percentage of payroll costs to total revenue for those pre-schools that the Company operated prior to 1995 was unchanged from 1994.

Other operating expenses were 27.2% of revenues in 1996, 25.5% in 1995 and 24.9% in 1994. The increase in Other operating expenses in 1996 from 1995 was due to occupancy expenses (rent, property taxes, utilities and maintenance and repair expenses) increasing at a faster rate than the growth in average pre-school revenue. Other operating expenses increased as a percentage of revenue in 1995 from 1994 due to the slower growth of the average pre-school's revenues in 1995 versus 1994.

Administrative expenses as a percentage of total revenue was 9.4% in 1996, 8.1% in 1995, and 7.6% in 1994. The major part of the increase in 1996 was a one time charge of approximately $800,000 in the fourth quarter of 1996 that the Company recorded to provide for the potential uncollectability of a receivable associated with a management agreement for operation of an employer sponsored pre-school, the costs associated with the possible settlement of a legal matter, and other miscellaneous expenses. Without this charge, Administrative expenses for 1996 as a percentage of revenue would have been 8.4%. This increase in 1996 was due to the addition of supervisory and financial personnel to enhance management and financial controls. The increase in 1995 versus 1994 was due to fewer acquisitions being completed than anticipated and to higher expenses associated with the Company's strategy to increase emphasis on expanding its employer sponsored business.

Depreciation and amortization expenses increased by 35% in 1996 to $5,118,000 from $3,804,000 in 1995. Depreciation and amortization expenses increased by 62% in 1995 to $3,804,000 from $2,355,000 in 1994. The increases in both 1996 and
1995 were due mainly to the increase in new pre-schools acquired during those years and to the improvements made by the Company in its existing pre-schools.

Advertising and promotion expenses as a percentage of revenues has remained constant at approximately 1% for all periods.

      Other Expense

Interest income in 1996 compared to 1995 decreased by $535,000, due to lower average daily cash balances and to lower average interest rates in 1996. Interest income in 1995 compared to 1994 increased by $530,000, due to higher average daily cash balances offset somewhat by lower average interest rates in 1995. Interest expense increased by $113,000 in 1996 from 1995 and by $559,000 in 1995 from 1994. The 1996 and 1995 increases were due to higher average debt outstanding because of debt issued by the Company in connection with its acquisition of pre-schools, offset somewhat by lower average interest rates on the Company's outstanding debt. The Company's average interest rates decreased in both 1996 and 1995 due to the decline in variable rates charged on certain of the Company's borrowings, the retirement of higher interest debt and the issuance of new debt in connection with its acquisitions at lower average interest rates.

      Income Taxes

The net operating loss carryforwards of the Company are subject to certain rules set forth in the Internal Revenue Code that limit the ability of the Company to use such net operating loss carryforwards to reduce future taxable income.

During 1996, the Company reduced its deferred tax asset valuation allowance to recognize a portion of the benefit related to its previously reserved net operating loss carryforwards (see Note 7 to the accompanying financial statements). The impact of the above, after considering alternative minimum tax and the benefit of certain tax exempt income and tax credits, resulted in the Company's effective tax rate decreasing to 20.0% in 1996 from 31.4% in 1995.

The higher effective tax rate in 1995 of 31.4% versus 25.0% in 1994 reflected the utilization of a proportionately lower amount of the benefit of net operating loss carryforwards in 1995 as compared to 1994.

Liquidity and Capital Resources

Since its inception, the Company has grown primarily through the acquisition of existing pre-schools. For acquisitions of individual pre-schools or small chains, it is the Company's general practice to acquire pre-schools for a combination of cash and notes to sellers. These notes are payable generally over ten years. As of December 31, 1996, the principal amount of such notes outstanding was $13,485,000. Furthermore, the Company seeks whenever possible to lease the pre-school facilities on a long-term basis through the exercise of successive options, while avoiding long-term obligations.

For transactions involving the acquisition of larger chains, the Company has relied principally on the issuance of debt and equity securities as payment for a substantial portion of the purchase price. In connection with the acquisition of AFSC in November 1992, the Company issued to the stockholders of AFSC approximately 138,000 shares of Common Stock, as well as shares of Preferred Stock having a liquidation preference of $3,250,000 which were convertible into approximately 591,000 shares of Common Stock. In 1995, shares of Preferred Stock having a liquidation preference of $550,000 were converted into 100,000 shares of Common Stock and in 1996 shares of Preferred Stock having a liquidation preference of $565,000 were converted into approximately 103,000 shares of Common Stock. In 1995, the Company purchased the assets of its Prodigy Division, consisting of seven community based centers and nine employer sponsored centers, in a transaction for approximately $5,100,000. This purchase price consisted of approximately $2,850,000 in cash and $2,250,000 in notes and assumed liabilities.

Capital resources for the cash portion of acquisitions have generally been obtained through public and private sales of the Company's securities at various times since inception. In December 1994 and January 1995, the Company obtained net proceeds of approximately $19,550,000 from a public offering of 2,137,500 shares of Common Stock at a price of $10.25 per share (the "1994 Stock Offering").

During 1996, net cash provided by operations was $7,993,000. This internally generated cash funded all of the Company's cash needs for repayment of debt, purchases of centers and purchases of property, plant and equipment. During 1996 the Company issued or assumed $1,054,000 of indebtedness related to acquisitions. As of December 31, 1996, the Company had cash and short-term investment balances of $11,740,000. During 1995, net cash provided by operations was $4,682,000. This internally generated cash along with the issuance of $1,483,000 in debt for the acquisition of property, plant and equipment funded all of the Company's needs for purchases of property, plant and equipment and $1,213,000 of debt payments. The Company also used $3,115,000 of its cash balances to repay debt. Approximately $9,550,000 of the proceeds from the 1994 Stock Offering was used for the acquisition or opening of new pre-schools or elementary school programs. During 1995 the Company issued or assumed $7,919,000 of indebtedness related to acquisitions. As of December 31, 1995, the Company had cash and short-term investment balances of $10,914,000. During 1994 approximately $6,7000,000 of the Company's existing cash balances were used for the acquisition or opening of new centers, and the Company issued or assumed a total of approximately $9,040,000 of indebtedness related to acquisitions, including $2,500,000 in long term debt associated with the purchase of land and buildings in connection with one acquisition.

The Company's management believes that its internally generated cash will cover its cash requirements for the foreseeable future and, along with its existing cash balances, will allow it to continue to grow through the acquisition of additional pre-schools and the opening of additional elementary school programs. The Company also has available to it up to $1,250,000 under an unsecured line of credit furnished by a commercial bank. During 1996 the Company drew down the full amount available under the line of credit, although at December 31, 1996 had no outstanding balance. The Company currently has no commitments for capital expenditures, which might be deemed, either individually or in the aggregate, material to its business.

Item 8.  Financial Statements and Supplementary Data

      See Page F.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning directors required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than April 30, 1997.

Executive Officers

The executive officers of the Company are as follows:

Name                       Age                         Position
Richard A. Niglio          54          Chief Executive Officer and Chairman
Elanna S. Yalow            42          President, Chief Operating Officer
Randall J. Truelove        48          Vice President, Finance
Rebekah A. Renshaw         49          Vice President
Jane Delaney               33          Vice President
Frank A. Devine            50          Secretary/General Counsel

None of the above has any family relationship with any other person so named, and there are no arrangements or understandings between any executive officer and any other person pursuant to which any person was selected as an officer. Officers are elected each year at the meeting of the Board of Directors immediately following the annual meeting of the stockholders.

The business experience, principal occupations and employment of each of the executive officers of the Company during at least the past five years, together with their periods of service as executive officers of the Company, are set forth below.

Richard A. Niglio was appointed Chief Executive Officer of the Company in March 1987. From 1982 until joining CDC, he was President, Chief Executive Officer and a director of Victoria Station Incorporation, a restaurant chain based in Larkspur, California. Mr. Niglio is currently a director of Psychiatric Management Resources, Inc., a company that manages psychiatric partial hospitalization services.

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

Jane Delaney has been a Vice President of the Company since June 1995 and from 1991 to 1995 was a Regional Director with the Company.

Frank A. Devine has been Secretary and General Counsel of the Company since October 1987. Prior to that time, Mr. Devine was Corporate Counsel of Victoria Station Incorporated.


Item 11.  Executive Compensation

      Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than April 30, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than April 30, 1997.

Item 13.  Certain Relationships and Related Transactions

      Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than April 30, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.Financial Statements:  Index to Financial Statements at page F.

   2. Financial Statement Schedules:  None.

   3. Exhibits.

   Item Number (Exhibit Number referenced to Item 601 of Regulation S-K)

   1. Underwriting Agreement:  Not applicable

   2. Plan of acquisition, reorganization, arrangement, liquidation or succession: Not applicable.

   3. Articles of Incorporation and By-Laws

      A. Certificate of Incorporation, filed on December 23, 1983, incorporated by reference to Exhibit 3(A) to Registrant's Form 10-K for fiscal year ended December 31, 1994 (the "1994 Form 10-K").

      B. Amendment to Certificate of Incorporation filed on July 12, 1984, incorporated by reference to Exhibit 3(B) to Registrant's 1994 Form 10-K.

      C. Amendment to Certificate of Incorporation filed on January 29, 1985, incorporated by reference to Exhibit 3(C) to Registrant's 1994 Form 10-K.

      D. Amendment to Certificate of Incorporation filed on August 19, 1985, incorporated by reference to Exhibit 3(D) to Registrant's 1994 Form 10-K.

      E. Amendment to Certificate of Incorporation filed on May 27, 1987, incorporated by reference to Exhibit 3(E) to Registrant's 1994 Form 10-K.

      F. Amendment to Certificate of Incorporation filed on June 2, 1988, incorporated by reference to Exhibit 3(F) to Registrant's 1994 Form 10-K.

      G. Amendment to Certificate of Incorporation filed on March 18, 1991, incorporated by reference to Exhibit 3(G) to Registrant's 1994 Form 10-K.

      H. Amendment to Certificate of Incorporation, filed on October 10, 1991, incorporated by reference to Exhibit (4)(A) to Form S-2 Registration Statement No. 33-92533.

      I. Amendment  to  Certificate  of  Incorporation  filed on July  29,  1992
         (incorporated by reference to Exhibit 3(H) to Registrant's Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K").

      J. Certificate of Amendment to Certificate of Incorporation filed on December 6, 1993, incorporated by reference to Exhibit 3(H) to Registrant's Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K").

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

   4. Instruments defining the rights of security holders, including indentures:

      A. Excerpts from Certificate of Incorporation, as amended, incorporated by reference to Exhibit 4(A) to Form S-4 Registration Statement No. 33-38858.

      B. Excerpts from By-Laws, as amended, incorporated by reference to
         Exhibit 4(B) to Form S-4 Registration Statement No. 33-38858.

      C. Specimen Certificate for Common Stock par value $.01 per share, incorporated by reference to Registrant's 1993 Form 10-K.

      D. Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4(D) to Registrant's 1992 Form 10-K.

   5. Opinion re legality:  Not applicable.

   6. Reserved:  Not applicable.

   7. Reserved:  Not applicable.

   8. Opinion re tax matters:  Not applicable.

   9. Voting trust agreement:  Not applicable.

   10.Material Contracts:

      A. CDC Stock Option Plan, as amended, incorporated by reference to
         Exhibit 10(A) of S-2 Registration Statement No. 33-85878.

      B. Employment Agreement between Registrant and Richard A. Niglio, dated December 15, 1994, incorporated by reference to Exhibit 10(B) to Registrant's 1994 Form 10-K.

      C. Form of Stock Option Agreement dated as of June 16, 1992 between the Registrant and each of its non-employee directors, incorporated by reference to Exhibit 10(C) to Registrant's 1993 Form 10-K.

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

      G. Non-Employee Directors' Stock Option Plan, incorporated by reference to Exhibit 10(J) to S-2 Registration Statement No. 33-70360.
      H. Promissory Note of Richard A. Niglio dated December 16, 1994 in the principal amount of $224,475, incorporated by reference to Exhibit 10(I) to Registrant's 1994 Form 10-K.

      I. Non-Employee Directors' Stock Option Plan (Amended and Restated as of August 27, 1996) (filed herewith).

   11. Statements re computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial information included herein.

   12.   Statements re computation of ratios:  Not Applicable.
   13. Annual Report to security holders, Form 10-Q or quarterly report to security holders: Not Applicable.
   14.   Reserved:  Not Applicable.
   15.   Letter re unaudited interim financial information:  Not Applicable.
   16.   Letter re change in certifying accountants:  Not Applicable.
   17.   Letter re director resignation:  Not Applicable.
   18.   Letter re change in accounting principles:  Not Applicable.
   19.   Report furnished to security holders:  Not Applicable.
   20.   Other documents or statements to security holders:  Not Applicable.
   21.   Subsidiaries of the Registrant:

         Name of Subsidiary                        State of Incorporation
         Magic Years Child Care and Learning Centers, Inc. PennsylvaniaGreentree Learning Center, Inc. New JerseyFox Day
         Schools, Inc.                             Illinois
         Children's Discovery Centers of Illinois, Inc.     Delaware
         Children's Discovery Centers of Virginia, Inc.     Delaware
         Prodigy Consulting of Flint, Inc.         Georgia

   22. Published report regarding matters submitted to vote of security holders: Not Applicable.

   23. Consents of experts and counsel: Consent of Arthur Andersen LLP. (Filed herewith).
   24.   Power of attorney:  Not Applicable.
   25.   Statements of eligibility of trustees:  Not Applicable.
   26.   Invitations for competitive bids:  Not Applicable.
   27.   Financial Data Schedule: Filed herewith.
   99.   Additional exhibits:  Not Applicable.

(b)   Reports on Form 8-K.

      None.

(c)   Exhibits.  Exhibits required by this item are not applicable.

(d)   Additional Financial Statements or Schedules.  None.

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                   SIGNATURES

------------------------------------------------------------------------------

------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CHILDREN'S DISCOVERY CENTERS
                                OF AMERICA, INC.

Date: March 28, 1997                      By:   s/s   Richard A. Niglio
                                             Richard A. Niglio
                                             Chairman and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

      Signature                  Title                      Date


  s/s Richard A. Niglio          Chairman of the Board       March 28, 1997
      Richard A. Niglio          of Directors, and
                                 Chief Executive Officer,
                                 (Principal Executive Officer)


  s/s Randall J. Truelove        Vice President, Finance     March 28, 1997
      Randall J. Truelove        (Principal Financial Officer
                                 and Accounting Officer)


  s/s Mark P. Clein              Director                    March 28, 1997
      Mark P. Clein


  s/s Michael J. Connelly        Director                    March 28, 1997
      Michael J. Connelly


  s/s Robert E. Kaufmann         Director                    March 28, 1997
      Robert E. Kaufmann


  s/s W. Wallace McDowell, Jr.                               Director   March
28, 1997
      W. Wallace McDowell, Jr.


  s/s Myron A. Wick, III         Director                    March 28, 1997
      Myron A. Wick, III


  s/s Elanna S. Yalow            Director                    March 28, 1997
      Elanna S. Yalow

             ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                            Page

Report of Independent Public Accountants                                F-1

Financial Statements:

      Consolidated Balance Sheets -                                     F-2
      December 31, 1996 and 1995

      Consolidated Statements of Income for the                         F-3
      Years Ended December 31, 1996, 1995, and 1994

      Consolidated Statements of Stockholders' Equity                   F-4
      for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows for the Years               F-5
      Ended December 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements                        F-6
                                                               through F-14



All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.














                                    F

------------------------------------------------------------------------------

------------------------------------------------------------------------------


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Children's Discovery Centers of America, Inc.:

We have audited the accompanying consolidated balance sheets of Children's Discovery Centers of America, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Children's Discovery Centers of America, Inc., and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                    ARTHUR ANDERSEN LLP


Oakland, California,
February 21, 1997



------------------------------------------------------------------------------
        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
          CONSOLIDATED  BALANCE  SHEETS  --  DECEMBER  31,  1996  AND  1995  (In
              thousands except share information)
                                                       1996             1995
CURRENT ASSETS:
   Cash and cash equivalents                           $4,826          $2,920
   Short-term investments                               6,914           7,994
   Accounts receivable, net of allowance for
     doubtful accounts of $143 and $246,                2,584           2,537
     respectively
   Prepaid expenses and other                           1,624           2,371
   Total current assets                                15,948          15,822

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                 1,320           1,320
   Buildings                                            6,179           6,024
   Furniture, fixtures and equipment                   11,015           9,177
   Transportation equipment                             2,233           1,825
   Leasehold improvements                               8,832           7,660
   Construction in Progress                               750               -
   Less:     Accumulated     depreciation    and       (8,798)         (6,389)
amortization

                                                       21,531          19,617

INTANGIBLE ASSETS, net                                 35,381          36,326

OTHER ASSETS                                            1,752           2,030

Total Assets                                           $74,612        $73,795
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                   $2,095          $2,421
   Accounts payable                                       501             626
   Payroll and related accruals                         3,005           2,214
   Accrued liabilities and other                        1,092             799

   Total current liabilities                            6,693           6,060
LONG-TERM DEBT, net of current portion                 16,634          17,535
ACCRUED STRAIGHT- LINE RENT                               998             877
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Special Stock - authorized
   5,000,000 shares; outstanding as:
      Series A Convertible Preferred,
       par value $.01 per share, liquidation
value $2,135;
       2,135 shares outstanding in 1996 and
       2,700 shares outstanding in 1995                     0               0

   Common Stock, par value $.01 per share,
      Authorized 20,000,000 shares,
      outstanding: 6,306,958 in 1996, and                 133             132
      6,204,231 in 1995
   Treasury Stock (7,200,844 in 1996 and 1995)              0               0
   Paid-in Capital in Excess of Par                    52,722          52,723
   Unrealized Gain (Loss) on Short-Term                     0              10
      Investments
   Loans to Stockholder Officers                       (  710)          ( 783)
   Accumulated deficit                                 (1,858)         (2,759)
   Total stockholders' equity                          50,287          49,323
   Total liabilities and stockholders' equity         $74,612         $73,795

 The accompanying notes to consolidated financial statements are an integral part of these statements.

------------------------------------------------------------------------------

------------------------------------------------------------------------------

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (in thousands, except per share data)


                                               1996         1995       1994

REVENUE FROM OPERATIONS                        $87,756      $77,627    $55,323

   Payroll and related expenses                 47,131       42,235     29,987
   Other center operating expenses              23,848       19,811     13,766
   Administrative expenses                       8,214        6,317      4,227
   Depreciation and amortization                 5,118        3,804      2,355
   Advertising and promotion                       898          843        563

Total operating expenses                        85,209       73,010     50,898

INCOME FROM OPERATIONS                           2,547        4,617      4,425

OTHER INCOME (EXPENSE):

   Interest income                                 272          807        277
   Interest expense                             (1,693)      (1,580)    (1,021)
INCOME BEFORE INCOME TAXES                       1,126        3,844      3,681

PROVISION FOR INCOME TAXES                         225        1,208        921

     NET INCOME                                 $  901       $2,636     $2,760

     NET INCOME PER COMMON
     AND COMMON EQUIVALENT SHARE                $0.13        $ 0.38     $ 0.57

     WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING        6,723        6,929      4,831













 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F-3

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------



              CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR         THE YEARS ENDED DECEMBER 31, 1996,  1995 AND 1994
                               (In thousands)
                Series A
               Preferred  Common
                 Stock      Stock
              -----------------------
                                                     Unrealized
                                       Paid   Loans   Gain
           Number        Number        -In     to    (Loss)            Total
            of            of          Capital Stock-    on   Accumulated Stock-
           Shares Amount Shares Amount   in   holder  Short   Deficit   holders'
                                       Excess Officer  Term             Equity
                                       of Par        Investment
           -----  -----  -----  -----  ------ ------ ---------- ------  ------

BALANCE,
December 31,  3    $-    3,932  $110  $32,745  $(281)   $-     $(8,155) $24,419
1993

Public        -     -    2,000    20   18,646   (359)    -         -     18,307
Offering

Unrealized
Loss on       -     -      -      -       -       -     (30)       -        (30)
Short Term
Investments

Net Income    -     -      -      -       -       -      -       2,760    2,760

            -------------------------------------------------------------------

BALANCE,
December 31,  3     -    5,932   130   51,391   (640)   (30)    (5,395)  45,456
1994

Public          -     -    138     1    1,242     -       -        -      1,243
Offering

Exercise of
Options and     -     -     34     -       49     -       -        -         49
Warrants

Preferred
Stock           -     -    100     1       (1)    -       -        -         -
Conversion

Interest and
Loans to        -     -      -     -       42   (143)     -        -       (101)
Stockholder
Officers

Unrealized
Gain on         -     -      -     -        -     -      40        -         40
Short Term
Investments

                -     -      -     -        -     -       -      2,636    2,636

              -----------------------------------------------------------------


BALANCE,
December 31,    3     -  6,204   132   52,723   (783)    10     (2,759)  49,323
1995

Preferred
Stock          (1)    -    103     1       (1)    -       -        -       -
Conversion

Interest and
Loans to        -     -      -     -      -       73      -        -         73
Stockholder
Officers

Unrealized
Loss on         -     -      -     -      -        -    (10)       -        (10)
Short Term
Investments

Net Income      -     -      -     -      -        -      -        901      901

              -----------------------------------------------------------------

BALANCE,
December 31,    2    $-  6,307  $133  $52,722  $(710)    $-    $(1,858) $50,287
1996

              -----------------------------------------------------------------


 The accompanying notes to consolidated financial statements are an integral part of these statements.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                 CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR         THE YEARS ENDED  DECEMBER 31,  1996,  1995 AND
                                  1994 (In thousands)



                                                   1996       1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $901     $2,636      $2,760
   Adjustments  to  reconcile  net income to net
cash
     provided by operating activities:
      Depreciation                                 2,409      1,960       1,371
      Amortization                                 2,709      1,844         984
   Changes in assets and liabilities -
      Accounts receivable                          (  47 )   (1,059)     (  478)
      Prepaid expenses and other                     941     (1,022)     (  486)
      Accounts payable                              (125 )   (  172)     (    7)
      Payroll and related accruals                   791        527         294
      Accrued  liabilities,  straight-line  rent     414     (   32)         57
and other

Net cash provided by operating activities          7,993      4,682       4,495

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments            (1,829)   (21,253)     (4,270)

   Proceeds from sale of short-term investments    2,899     14,599       3,070
   Payments  for   acquisitions  of  child  care    (874 )   (9,089)     (6,055)
      centers
   Payments for the start-up of centers             (812 )   (  475)     (  662)
   Purchases of property,  plant and  equipment,  (3,524 )   (4,952)     (2,368)
      net
   Other, net                                        236     (  496)        202

   Net cash used for investing activities         (3,904 )  (21,666)    (10,083)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from  issuance of common stock,  net      -       1,191      18,307
       of issuance costs
   Proceeds from issuance of long-term debt          340      1,483         218
   Repayments of long-term debt                   (2,523 )   (4,328)     (2,041)


   Net cash  provided  by (used  for)  financing  (2,183 )   (1,654)     16,484
     activities
   Net  increase  (decrease)  in cash  and  cash   1,906    (18,638)     10,896
     equivalents
CASH AND CASH EQUIVALENTS, beginning of year       2,920     21,558      10,662
CASH AND CASH EQUIVALENTS, end of year            $4,826     $2,920     $21,558






 The accompanying notes to consolidated financial statements are an integral part of these statements.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations:

Children's Discovery Centers of America, Inc. and subsidiaries ("the Company") provides preschool child care services at company-operated and employer-sponsored child care centers. At December 31, 1996 the Company operated 248 centers located in 22 states and the District of Columbia with an aggegrate licensed capacity of approximately 24,500 children (see Note 2 with respect to the acquisition of centers). The Company provides child care and preschool programs to children primarily between 2 1/2 and six years of age and to a lesser extent, after school programs for older children and infant care.

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Magic Years Child Care and Learning Centers, Inc. ("Magic Years") and Greentree Learning Centers, Inc. ("Greentree"). All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1995 and 1994 financial statements to conform them to the 1996 presentation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property, plant and equipment:

Property, plant and equipment is stated at cost. Provision for depreciation is made on a straight-line basis over the related estimated useful lives of the assets or, in the case of leasehold improvements, the lesser of the term of the related lease or the useful life of the improvement. A summary of useful lives is as follows:

   Buildings                                40 years
   Furniture, fixtures and equipment     3 -10 years
   Transportation equipment              3 - 5 years
   Leasehold improvements               3 - 20 years

Depreciation of property, plant and equipment included in the accompanying consolidated statements of income was $2,409,000, $1,960,000, and $1,371,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company expenses repair and maintenance costs as incurred. Repair and maintenance costs included in the accompanying consolidated statements of income amounted to $1,229,000, $960,000, and $775,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

Revenue recognition:

The Company recognizes child care fees upon delivery of child care service. For employer-sponsored centers, revenue is recognized ratably over contract terms as child care service is provided. The Company's revenue includes $11,093,000, $9,195,000 and $6,359,000 in 1996, 1995 and 1994, respectively, received from various state public assistance programs.

------------------------------------------------------------------------------

------------------------------------------------------------------------------

Short-term investments:

The Company follows a policy of investing only in short-term marketable securities and holding them to maturity; however, since the Company may sell certain securities to meet cash requirements for center acquisitions, the Company's short-term investments have been categorized as available-for-sale as required by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

The aggregate fair values, amortized cost, gross unrealized holding gain, and gross unrealized holding loss of the major types of debt securities at December 31, 1996, were as follows (in thousands):

                                                  Gross Unrealized Holding
                                                  ------------------------
                     Fair Value  Amortized Cost     Gain             Loss
                     ----------  --------------     ----             ----

Municipal  Bonds and   $6,840       $6,840           $-               $-
Other

The contractual maturities of the Company's debt securities as of December 31, 1996 were all less than two years. The net change in unrealized gain (loss) was a ($10,000) loss.

Income taxes:

The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying the statutory tax rate to the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date based on the tax rate applicable to the year of the calculation.

The net operating loss carryforwards of the Company are subject to certain rules set forth in the Internal Revenue Code that limit the ability of the Company to use such operating loss carryforwards to reduce future taxable income.

Intangible assets:

Intangible assets include goodwill related to the acquisition of child care centers, covenants not to compete, management contracts and the present value of favorable leasehold rights acquired (calculated by comparing the market rate to the negotiated rate over the lease term) as follows (in thousands):

                                           1996           1995
        Goodwill                          $21,066       $ 20,364
        Covenants not to compete           13,531         13,436
        Other intangibles                   8,211          7,244
                                           42,808         41,044
        Accumulated amortization           (7,427)       ( 4,718)
                                          $35,381       $ 36,326

These  assets  are being  amortized  over the  following  lives:  Goodwill  from acquisitions of major chains 40 years Goodwill from acquisitions of individual units 15 years Covenants not to compete Life of agreement (3-15 years) Present value of favorable leasehold rights
     acquired                                     Life of lease  (15-20 years)
  Intangibles with management contracts           Life of contract (3-10 years)

Amortization of intangible assets charged to expense amounted to $2,709,000, $1,844,000, and $984,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

Net income per common and common equivalent share:

Net income per common and common equivalent share has been computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during each year. Shares issuable upon exercise of outstanding stock options, warrants and convertible securities are included in the computation using the treasury stock method.

Fully diluted net income per common and common equivalent share is not presented since dilution is less than 3%.

Consolidated statements of cash flows:

Cash and cash equivalents include deposits and short-term investments (at cost, which approximates market) with original maturities of three months or less.

The Company paid for interest and income taxes (or received refunds) for the years ended December 31, 1996, 1995 and 1994, as follows (in thousands):

                                      1996       1995       1994

           Interest                  $1,693     $1,580     $1,021
           Income taxes               $(426)    $1,654     $1,034

Supplemental Schedule of Noncash Investing and Financing Activities:

The Company purchased centers during the years ended December 31 as follows (in thousands):

                                      1996      1995       1994

Cash payments and/or expenses    $     874   $  9,089   $  6,055
Notes issued to sellers                981      6,416      9,040
Liabilities assumed                     73      1,503        183
Total value of centers acquired    $ 1,928    $17,008    $15,278

Accounting changes:

On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 is required to be applied prospectively for assets to be held and used. The Company did not recognize any impairment loss as a result of applying the provisions of SFAS No. 121.

(2) ACQUISITIONS

The Company acquired or started fourteen centers in 1996, fifty-two centers during 1995 and a total of forty-two centers during 1994.

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

(3) LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1996 and 1995 (in thousands):

                                             1996          1995
Long-term borrowings:
  Notes payable to banks (a)               $5,244        $5,441
  Notes payable to sellers (b)             13,485        14,515
                                           18,729        19,956
Less- Current portion                      (2,095)       (2,421)
                                          $16,634       $17,535

  (a) Consists of various secured and unsecured installment and term loans at rates ranging from 4.5% to 15.9%, payable through 2010. The Company is currently obligated under certain loan agreements to maintain minimum balances with lenders of $25,000 in total cash.

  (b) Consists of notes payable to previous owners of child care centers acquired by the Company with interest rates ranging from 7% to 12% and payable in installments of varying amounts through 2007.

A summary of the maturities of long-term debt is as follows for the years ending December 31 (in thousands):

           1997               $2,095
           1998                2,290
           1999                2,089
           2000                1,848
           2001                2,996
           Thereafter          7,411
                             $18,729

The Company also has available to it up to $1,250,000 under an unsecured line of credit furnished by a commercial bank. Amounts drawn down bear interest of .75% above the bank's prime rate (9.00% at December 31, 1996), and will be due and payable in full on July 1, 1997. During 1996 the Company drew down the full amount available under the line of credit, although at December 31, 1996, no balance was outstanding. Under the terms of the agreement the Company is required to maintain certain financial and non-financial covenants.

(4) LEASE OBLIGATIONS

The Company leases certain facilities under operating leases. Total rental expense for facilities under operating leases amounted to $11,318,000, $9,342,000, and $6,539,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum payments under operating leases (not including unexercised renewal options) are as follows for the years ending December 31 (in thousands):

           1997                   $10,432
           1998                     9,364
           1999                     7,695
           2000                     6,540
           2001                     5,503
           Thereafter              17,714
           Total future minimum
           lease payments         $57,248

Minimum lease payments for operating leases shown above do not include contingent rentals which are based on the consumer price index increases and percentages of revenues. Contingent rentals charged to expense under operating leases amounted to approximately $219,000 in 1996, $45,000 in 1995, and $368,000 in 1994.

Rent expense due under lease agreements with a duration longer than twelve months are recognized on a straight line basis over the term of the lease, excluding unexercised renewal options, in accordance with SFAS No. 13, "Accounting for Leases".


(5)  COMMON STOCK

During 1996, the Company issued 102,727 shares of Common Stock on the conversion of 565 shares of its Series A Convertible Preferred Stock (see Note 6).

In January 1995, the Company issued an additional 138,477 shares of Common Stock at $10.25 per share, associated with the December 1994 public offering for net proceeds of $1,243,000, after deducting offering expenses of $83,000 and underwriters discount of $93,000.

During 1995, the Company issued 100,000 shares of Common Stock on the conversion of 550 shares of its Series A Convertible Preferred Stock (see Note 6).

In December 1994, the Company completed a public offering of 2,000,000 shares of its Common Stock at $10.25 per share, for net proceeds of $18,307,000, after deducting loans to officers of $359,000, offering expenses of $512,000, and underwriter's discounts of $1,322,000.

(6)  PREFERRED STOCK

The Company's stockholders, at a special meeting in November 1992, authorized Series A Convertible Preferred Stock. These shares are convertible into the Company's Common Stock at an initial conversion price of $5.50 per share and have a liquidation value of $1,000 per share. If 50% of these shares are not redeemed or converted by November 5, 1997 and the remaining 50% by November 5, 1998, then the conversion price would reset at that time to 70% of the then current market price of the Company's Common Stock. These shareholders will be entitled to share on a pro rata basis in any dividends payable with respect to the Common Stock, based on the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock is then convertible.

During 1996 and 1995, holders of the Series A Convertible Preferred Stock exchanged 1,115 shares of the Series A Convertible Preferred for 202,727 shares of the Company's Common Stock.

(7) INCOME TAXES

At December 31, 1996, the Company has net operating loss carryforwards of approximately $5,800,000. The tax net operating loss carryforwards are available to offset future taxable income, if any, subject to the limitations described below. These carryforwards expire between the years 2001 and 2006.

The Tax Reform Act of 1986 introduced a limitation on the amount of net operating loss, capital loss and tax credit carryforwards that can be used annually. This limitation applies following certain "changes in ownership". This limitation was triggered in 1988 and again in 1991 pursuant to the public offering of Common Stock by the Company . As a result, beginning in 1992 the net operating loss and capital loss carryforwards that the Company may use to offset future taxable income, if any, will be subject to an annual limitation of approximately $350,000. In addition, the Company's subsidiary, Magic Years, has for tax purposes separate net operating loss carryforwards of approximately $1,000,000 available which expire between the years 2001 and 2006. This net operating loss is subject to the "change in ownership" limitation discussed above. The limitation is approximately $100,000 per year.

The Company's subsidiary, Greentree, has for tax purposes separate net operating loss carryforwards of approximately $1,250,000 available to offset future taxable income of Greentree, if any, and expire between the years 2004 and 2006. This net operating loss is subject to the "change in ownership" limitation discussed above. The annual limitation is approximately $188,000.

Given the uncertainty relating to the Company's ability to ultimately benefit from its net operating loss carryforwards due to the annual limitations and that they have to be used by the individual corporations, the Company has provided a valuation allowance against a substantial portion of its net deferred tax asset. In determining the valuation allowance, management considered the likelihood of future levels of taxable income sufficient for the Company to utilize the net operating loss carryforwards within the limitations noted above. The net change in the valuation allowance for the year ended December 31, 1996 was $221,000.

Approximately $650,000 of the valuation allowance will be allocated to reduce goodwill or acquired noncurrent assets if the net operating losses for Magic Years and Greentree are subsequently recognized.

Deferred tax assets and liabilities as of December 31, 1996 and 1995 consisted of the following:

                                1996              1995
Deferred tax assets -
  Net   operating    loss       $1,972            $2,227
carryforward
  Straight-line rent               379               318
  Other                            687               400
                                 3,038             2,945

Deferred     tax    asset       (1,832)           (2,053)
valuation  allowance
Deferred tax liabilities
  Depreciation                    (720)             (828)
  Reserves                        (252)               -
     Other                         (13)              (64)
                                  (985)             (892)

Net deferred tax asset            $221             $  -


The difference between the statutory Federal income tax rate on income before income taxes and the Company's effective income tax rate is summarized as follows:

                                      Year Ended December 31
                               --------------------------------------
                                   1996        1995         1994
                               --------------------------------------
Statutory  Federal  income tax     34.0%        34.0%       34.0%
rate
State  income  taxes,  net  of      4.6          3.1         4.3
Federal benefit
Change in valuation allowance     (19.6)        (2.9)      (12.9)
Alternative Minimum Tax            14.7          -            -

Tax exempt interest                (7.8)        (2.5)         -
Other, net                         (5.9)        (0.3)       (0.4)
                               --------------------------------------
Effective income tax rate          20.0%        31.4%       25.0%
                               --------------------------------------

Income tax expense consisted of the following:

                                        Year Ended December 31
                                      1996       1995      1994
      Federal:
           Current                    $223     $1,386      $646
           Deferred                   (124)         -        36
      State:
           Current                      26       (178)      222
           Deferred                     -          -         17
                                      $225     $1,208      $921



(8) COMMITMENTS AND CONTINGENCIES

The Company maintains comprehensive general liability insurance, that provides coverage for both bodily injury and property damage claims up to a total of $15 million. The primary general liability policy has a limit of $1 million per occurrence and the Company maintains an excess umbrella liability policy that provides coverage for an additional $14 million for a total liability insurance of $15 million. The Company believes such insurance coverage is adequate. The Company has procured limited coverage for child physical and sexual abuse claims, subject to a $1,000,000 annual aggregate limitation. To date, the Company has not incurred any liability with respect to any claims of abuse.

The Company has not experienced difficulty in obtaining insurance coverage, but there can be no assurance that adequate, affordable insurance coverage will be available in the future, or that the Company's current coverage will protect it against all possible claims.

In the ordinary course of business, the Company is subject to various legal matters including certain compensation related matters. In the opinion of management, after discussion with counsel, the ultimate outcome of these legal matters will not materially impact the Company's financial position.


(9)  STOCK OPTIONS AND WARRANTS

Employee Stock Option Plan

The Company has a stock option plan pursuant to which options for the purchase of up to 800,000 shares of its Common Stock may be granted to officers and employees. The exercise price is required to be at least the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The plan will terminate on November 8, 1999. As of December 31, 1996 options for 617,214 shares have been granted and remain outstanding under this plan.

Non-Employee Director Stock Option Plan

During 1993, the Board of Directors adopted and the stockholders approved a Non-Employee Director Stock Option Plan, pursuant to which non-qualified options for a maximum of 180,000 shares may be granted to the Company's non-employee directors under the plan. The plan will terminate on October 14, 2003. As of December 31, 1996, options for 122,500 shares have been granted and remain outstanding under this plan.

Options not issued under plans

The Company has also issued options outside of either of the above two plans in 1994 and earlier. The exercise price were non-qualified and issued at least at the fair market value of the common stock on the date of the grant, as determined by the Board of Directors. Options for 69,126 shares have been granted and remain outstanding at December 31, 1996.

The Company accounts for the Plans under APB Opinion No. 25, and accordingly no compensation cost has been recognized, as under the option Plans, the option exercise price equals the market value of the Company's stock on the date of grant. SFAS No. 123 "Accounting for Stock-Based Compensation" is effective for fiscal years beginning after December 15, 1995 (i.e. calendar 1996). If fully adopted, SFAS No. 123 changes the methods of recognition of compensation cost on the Company's stock option plans. Adoption of SFAS No. 123 is optional; however, proforma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 beginning in 1995 are presented below. The Plans options vest over four years, and all options expire after ten years.

Had compensation cost for the Plans and other options issued been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (and earnings per share) would have been reduced to the following pro forma amounts:

                                1996       1995

  Net income:   As Reported     $ 901     $2,636
                Pro Forma       $ 176     $2,603

  Primary EPS:  As Reported     $0.13      $0.38
                Pro Forma       $0.03      $0.38


The decrease in pro forma net income in 1996 reflects additional compensation cost associated with the repricing of options during 1996 to reduce the exercise price of the options to the current fair market value of the common stock of the Company. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company stock option plan at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:


                       1996               1995            1994
                  ------------------ ---------------- --------------
                            Weighted        Weighted         Weighted
                            Average         Average          Average
                   Shares   Ex      Shares  Ex       Shares  Ex
                            Price            Price           Price
                   -------  ------- ------  -------- ------- ------


  Outstanding at   648,338   $8.06  646,838  $ 7.81  486,338  $ 7.00
  beg. of year
  Granted          592,502   $5.20  17,500   $16.38  160,500  $10.28
  Exercised              0   $0.00   6,950   $ 6.99        0  $ 0.00
  Canceled         432,000   $9.16   9,050   $ 8.25        0  $ 0.00

  Outstanding at   808,840   $5.37  648,338  $ 8.06  646,838  $ 7.81
  end of year
                   -------  ------- ------- -------- -------  -------
  Exercisable at   647,875          506,233          380,505
  end of year
  Weighted                   $1.82           $ 6.73           N/A
  average fair
  value of
  options granted
                   -------------------------------------------------






                  OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                             As of December 31, 1996



                                Weighted   Weighted
                                 Average   Average               Weighted
       Range of     Number      Remaining  Exercise  Number       Average
       Exercise   Outstanding  Contractual  Price   Exercisable  Exercise
        Price                     Life                            Price
     ---------------------------------------------------------------------

    $3.63 - $5.25   573,840       7.76      $5.12     414,273      $5.19
    $5.50 - $6.00   235,000       3.97      $6.00     233,602      $6.00
    $3.63 - $6.00   808,840       6.66      $5.37     647,875      $5.48


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: weighted average risk-free interest rates of 5.0% to 6.7%; expected dividend yield of 0%; expected lives of two years from vest date; expected volatility of 50%.

Warrants

In 1992, in conjunction with a public offering, the Company issued a warrant to purchase 60,000 shares of its common stock to the underwriter. In 1995, the Company issued 27,200 shares of common stock in exchange for the cancellation of the warrant.

                                  EXHIBIT INDEX




   Item No.   Item Title                             Sequentially Numbered Page

     10(I)    Non-Employee Directors' Stock Option Plan           1
              (Amended and Restated as of August 27, 1996)


     23       Consent of Arthur Andersen LLP                      6
              Dated:  March 27, 1997

                                  EXHIBIT 10(I)

                  Non-Employee Directors' Stock Option Plan
                 (Amended and Restated as of August 27, 1996)

                Children's Discovery Centers of America, Inc.
                  Non-Employee Directors' Stock Option Plan
            (Amended and Restated effective as of August 27, 1996)


      1. Establishment. There is hereby established the Children's Discovery Centers of America, Inc. Non-Employee Directors' Stock Option Plan (hereinafter referred to as the "Directors' Plan" or the "Plan") pursuant to which certain directors of CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. (the "Company") may be granted options to purchase shares of Common Stock, par value $.01 per share ("Common Stock"), and thereby share in the future growth of the business. The purpose of the Directors' Plan is to provide an inducement to obtain and retain the services of qualified persons who are not employees or officers of the Company to serve as members of its Board of Directors.

      2. Status of Options. The options to be issued pursuant to this Directors' Plan ("Options") shall not constitute incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

      3. Eligibility. All directors of the Company who are not employees of the Company or any of its subsidiaries (collectively, the "Participants") shall be eligible to receive Options under this Directors' Plan.

      4. Number of Shares Covered by Options; No Preemptive Rights. The total number of shares which may be issued and sold pursuant to Options granted under this Directors' Plan shall be 180,000 shares of Common Stock (or the number and kind of shares of stock or other securities which, in accordance with Section 7 of the Directors' Plan, shall be substituted for such shares of Common Stock or to which said shares shall be adjusted; all references to shares of Common Stock are deemed to be references to said shares or shares so adjusted). The issuance of shares upon exercise of an Option shall be free from any preemptive or preferential right of subscription or purchase on the part of any stockholder. If any outstanding Option granted under this Directors' Plan is terminated, for any reason, the shares of Common Stock subject to the unexercised portion of the Option will again be available for Options issued under this Directors' Plan.

      5.   Administration.

           (a) This Directors' Plan shall be administered by the Compensation Committee ("Committee") of the Board of Directors as that Committee shall be constituted from time to time. A majority of the Committee shall constitute a quorum. All determinations of the Committee shall be made by a majority of such quorum or by a written consent signed by all members of the Committee.



           (b) Subject to the express provisions of this Plan, including but not limited to Section 6 hereof, the Committee or the Board shall have complete authority, in its discretion, to interpret this Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the Participants to whom Options shall be granted, the number of shares of Common Stock to be subject to each Option, the times at which Options shall be granted, the term of each Option, and to make all other determinations necessary or advisable for the administration of the Plan which determinations shall be final and binding upon all persons having an interest in the Directors' Plan.


           (c) The granting of an Option pursuant to this Directors' Plan shall not confer upon the Participant any right to be continued as a director of the Company or any of its subsidiaries. In addition, the granting of an Option pursuant to this Directors' Plan shall not confer upon the Participant any rights as a stockholder of the Company with respect to any shares issuable upon exercise of an Option unless and until a certificate for such shares has been issued and delivered to such Participant.

      6. Terms and Conditions of Options; Stock Option Agreements. Each Option granted pursuant to this Directors' Plan shall be evidenced by a written agreement between the Participant and the Company which shall be subject to the following terms and conditions:

           (a) The exercise price of each Option shall be one hundred percent (100%) of the Fair Market Value (as hereinafter defined) of the shares subject to such Option on the date of grant. For purposes of this Section, the "Fair Market Value" of a share of Common Stock shall be the closing sale price per share of the Company's Common Stock as reported on the NASDAQ National Market System ("NASDAQ/NMS") on the date of grant or, if the Common Stock is not traded on NASDAQ/NMS on the date of grant, on the first business day immediately preceding the date of grant during which the Common Stock was traded (the "Determination Date"). If the Common Stock is not listed for quotation on NASDAQ/NMS at the time of grant of any Option, then the Fair Market Value shall be (i) if the Common Stock is then listed on any national securities exchange, the closing sale price per share as reported by such exchange on the Determination Date; (ii) if the Common Stock is listed for quotation on the NASDAQ Small-Cap Market, the mean between the high bid and low asked prices per share of the Common Stock as reported by the NASDAQ Small-Cap Market on the Determination Date; or (iii) if the Common Stock is not listed on the NASDAQ Small-Cap Market the mean between the closing bid and asked prices per share of the Common Stock on the Determination Date as furnished by a broker-dealer which regularly furnishes price quotations for the Common Stock. Notwithstanding the foregoing, in the event the Initial Grant Date is the date on which the Public Offering commences, "Fair Market Value" of the Common Stock on that date shall be deemed to be the price per share of the Common Stock sold to the public in the Public Offering.

           (b) The exercise price of the shares to be purchased pursuant to an Option shall be paid (i) in full either in cash or by check, (ii) by delivery (i.e., surrender) of shares of Common Stock of the Company with a Fair Market Value (as defined above) at the time of the exercise of the Option equal to the exercise price, or (iii) by a combination of (i) and (ii). In addition, to the extent permitted by applicable law, the exercise price may be paid by one or more brokerage firms pursuant to arrangements whereby such firm or firms, on behalf of a Participant, shall pay to the Company the exercise price of the Option being exercised, and the Company, pursuant to an irrevocable notice from the Participant, shall deliver shares being purchased to such firm.

           (c) Options granted shall not be exercisable until they become vested. All Options shall vest in a Participant as the Committee shall determine provided, however, that the vesting of any portion of an Option on any particular date is conditioned on the Participant having continuously served as a member of the Board of Directors through such date. The number of shares as to which an Option may be exercised shall be cumulative, so that once the Option shall become exercisable as to any shares, it shall continue to be exercisable as to said shares until expiration or termination of the Option as provided in this Directors' Plan.

           (d) Unless sooner terminated in accordance with the provisions of paragraph (e) of this Section 6, an Option granted hereunder shall expire on the date which is ten (10) years after the date of grant of the Option.

           (e) In the event a Participant ceases to be a member of the Board of Directors for any reason other than cause, any then unexercised portion of Options granted to such Participant, to the extent not vested on the date the Participant ceases to be a director (the "Termination Date"), will immediately terminate and become void; any portion of an Option which is vested on the Termination Date but has not yet been exercised may be exercised, to the extent it is vested on the Termination Date, within one year after the Termination Date. In the event of the Participant's death, the Option may be exercised, if and to the extent that such deceased Optionee was entitled to exercise the Option at the time of death, by the person or persons to whom the deceased Participant's rights pass by will or by the laws of descent and distribution of the state of his or her domicile at the time of his or her death. In the event that a Participant ceases to serve as a director for cause, all Options theretofore granted to such Participant under this Directors' Plan shall, to the extent not theretofore exercised, terminate on the Termination Date, whether or not any portion or all of such Option is vested.

           (f) Each Option granted under this Directors' Plan may be transferred by the Participant by will or by the laws of descent and distribution, or pursuant to a qualified domestic relations order or upon such other terms and conditions as the Committee may determine in any instance.

           (g) Unless a registration statement with respect to the shares to be purchased upon exercise of the Option is in effect under the Securities Act of 1933, as amended (the "Securities Act"), or any applicable state securities laws, a Participant's right to purchase the shares issuable upon exercise thereof shall be subject to the condition that the Company shall have received such assurance as it may reasonably request that such purchase will be in accordance with an applicable exemption from the registration requirements of each such law. The Company shall not be obligated to issue or deliver any shares upon exercise of the Option if to do so would violate the Securities Act or any state securities law and the Company shall have no obligation to file any registration statement or to take any other action required or permitted by any such law. The Company shall give the Participant and his counsel access to such information as may reasonably be requested to enable such counsel to express an opinion as to the availability of an exemption from such registration requirements.

      7. Adjustment of Number of Shares. If a dividend or other distribution shall be declared upon the Common Stock payable in shares of Common Stock, the number of shares of Common Stock then subject to any Option granted hereunder, and the number of shares reserved for issuance pursuant to this Directors' Plan but not yet covered by an Option, shall be adjusted by adding to each of such shares the number of shares which would be distributable thereon if such shares had not been outstanding on the date fixed for determining the shareholders entitled to receive such stock dividend or distribution. If the outstanding shares of Common Stock shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another corporation, whether through reorganization, reclassification, recapitalization, stock split-up, combination of shares, merger or consolidation, then there shall be substituted for each share of Common Stock then subject to any such Option and for each share of Common Stock reserved for issuance pursuant to this Directors' Plan but not yet covered by an Option, the number and kind of shares of stock or other securities into which each outstanding share of Common Stock shall be so changed or for which each such share shall be exchangeable; provided, however, that in the event that such change or exchange results from a merger or consolidation, and in the judgment of the Board such substitution cannot be effected or would be inappropriate, or if the Company shall sell all or substantially all of its assets, the Company shall use reasonable efforts to effect some other adjustment of each then outstanding Option which the Board, in its sole discretion, shall deem equitable. In the event that there shall be any change, other than as specified above in this Section 7, in the number or kind of outstanding shares of Common Stock or of any stock or other securities into which such shares of Common Stock shall have been changed or for which they shall have been exchanged, then, if the Board shall determine that such change equitably requires an adjustment in the number or kind of shares theretofore reserved for issuance pursuant to the Directors' Plan but not yet covered by an Option and of the shares then subject to an Option or Options, such adjustment shall be made by the Board and shall be effective and binding for all purposes of this Directors' Plan and of each stock option agreement applicable to Options granted hereunder. In the case of any substitution or adjustment as provided for in this Section 7, the aggregate option price in each stock option agreement for all shares covered thereby prior to such substitution or adjustment will be the aggregate option price for all shares of stock or other securities (including any fraction) which shall have been substituted therefor pursuant to this
Section 7. No adjustment or substitution provided for in this Section 7 shall require the Company, in any stock option agreement, to sell a fractional share. Accordingly, any fraction of a share or other security which results from any adjustment or substitution shall be eliminated and not carried forward to any subsequent adjustment or substitution.

      8. Effective Date and Term of Directors' Plan. This Directors' Plan shall become effective on October 14, 1993, the date of its adoption by the Board of Directors of the Company. Except to the extent necessary to govern outstanding Options issued, this Directors' Plan shall terminate on, and no additional Options shall be granted after October 14, 2003, unless earlier terminated by the Board of Directors in accordance with Section 9 hereof.

      9. Termination and Amendment of Plan. This Directors' Plan may be terminated or amended from time to time by the vote of the Board of Directors; provided, however, that no such termination or amendment shall materially adversely affect or impair any then outstanding Option without the consent of the Participant. In addition to approval by the Board of Directors of any amendment to this Directors' Plan, if the Board further determines on advice of counsel that it is necessary or desirable to obtain stockholder approval of any amendment to this Directors' Plan in order to comply with Rule 16b-3 of the Exchange Act, or any successor rule, as it shall read as of the time of the amendment, or for any other reason, then the effectiveness of any such amendment may be conditioned upon its approval by stockholders of the Company in accordance with the applicable laws of the state of incorporation of the Company, or such other stockholder approval as may be specified by the Board.

      10. Compliance with Rule 16b-3. It is the intention of the Company that this Directors' Plan comply in all respect with Rule 16b-3 promulgated under
Section 16(b) of the Exchange Act. Therefore, if any provision of this Directors' Plan is later found not to be in compliance with Rule 16b-3, that provision shall be deemed null and void, and in events of this Directors' Plan shall be construed in favor of its meeting the requirements of Rule 16b-3.

                                   EXHIBIT 23


                  Consent of Independent Public Accountants

                                                                      EXHIBIT 23



                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


      As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements File Nos. 33-76954 and 33-59351.


                                    s/s  Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP


Oakland, California
  March 27, 1997