Form 10-Q
period 1997-03-31
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1997-05-06
CIK 775820

SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549


                                  FORM 10-Q

(Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997.


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

                                YES (X) NO ( )

As of May 1, 1997, the Registrant had outstanding 6,306,958 shares of Common Stock, $.01 par value, and 2,135 shares of Special Stock, denominated Series A Convertible Preferred Stock, $.01 par value, convertible into 388,182 shares of Common Stock.

                CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.

                                  FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1997




                                    INDEX

                                                                   Page



PART I.     FINANCIAL INFORMATION                                   3


ITEM 1.     Condensed Consolidated Financial Statements (Unaudited)

    a)      Condensed Consolidated Balance Sheets --                4
            March 31, 1997 and December 31, 1996

    b)      Condensed Consolidated Statements of                    6
            Income --  Three-month periods
            ended March 31, 1997 and 1996

    c)      Condensed Consolidated Statements of                    7
            Cash Flows -- Three-months ended
            March 31, 1997 and 1996

    d)      Notes to Condensed Consolidated Financial               9
            Statements


ITEM 2.     Management's Discussion and Analysis                   10
            of Financial Condition and Results
            of Operations

ITEM 3.     Quantitative and Qualitative Disclosures
            about Market Risk                                      12

PART II.    OTHER INFORMATION                                      12

Signatures                                                         13

                        PART I - FINANCIAL INFORMATION


The condensed consolidated financial statements included herein have been prepared by Children's Discovery Centers of America, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations for the three-month periods ended March 31, 1997 and 1996, have been included.


ITEM 1.  FINANCIAL STATEMENTS


        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996
________________________________________________________________________________
                                 (UNAUDITED)

                                               March 31,     December 31,
                                                  1997          1996
In thousands

  ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                   $5,540         $4,826
    Short-term investments                       7,730          6,914
    Accounts receivable, net                     1,662          2,584
    Prepaid expenses and other current           1,239          1,624
      assets                                    ------         ------

    Total Current Assets                        16,171         15,948
                                                ------         ------
PROPERTY, PLANT AND EQUIPMENT:

    Land                                         1,320          1,320
    Buildings                                    6,188          6,179
    Furniture, fixtures & equipment             11,214         11,015
    Transportation equipment                     2,277          2,233
    Leasehold improvements                       9,085          8,832
    Construction in progress                       814            750
                                                ------         ------
                                                30,898         30,329

    Less: Accumulated depreciation and          (9,514)        (8,798)
      amortization                              ------         ------
                                                21,384         21,531

INTANGIBLE ASSETS                               34,672         35,381

OTHER                                            2,558          1,752
                                                ------         ------
TOTAL ASSETS                                   $74,785        $74,612
                                               =======        =======





    See accompanying notes which are an integral part of these statements.

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996
________________________________________________________________________________
                                 (UNAUDITED)
                                                  March 31,     December 31,
                                                    1997          1996
In thousands (except share data)

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt              $2,140        $ 2,095
    Accounts payable                                  480            501
    Payroll and related accruals                    3,098          3,005
    Other accrued liabilities                       1,281          1,092
                                                    -----          -----
    Total Current Liabilities                       6,999          6,693

LONG-TERM DEBT:
    Net of current portion                         15,946         16,634

ACCRUED STRAIGHT LINE RENT                          1,034            998
                                                   ------         ------
TOTAL LIABILITIES                                  23,979         24,325
                                                   ------         ------
STOCKHOLDERS' EQUITY:
    Special Stock: Authorized 5,000,000
    shares; outstanding:
     Series A Convertible Preferred, par
     value $.01 per share, liquidation value
     $2,135 in 1997 and 1996;
     2,135 shares outstanding in 1997 and           -0-            -0-
     1996
     Common Stock, par value $.01 per share
       Authorized 20,000,000 shares;
       issued and outstanding 6,306,958 in            133            133
       1997 and 1996
     Treasury Stock (7,200,844 shares in 1997       -0-            -0-
     and 1996)
Paid-in capital in excess of par                   52,722         52,722
Loans to stockholder officers                       ( 710 )        ( 710 )
Unrealized gain (loss) on short-term                (   6 )            0
investments
Accumulated deficit                                 (1,333)       (1,858)
                                                    ------        ------
     Total Stockholders' Equity                     50,806        50,287
                                                    ------        ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $74,785       $74,612
                                                   =======       =======




    See accompanying notes which are an integral part of these statements.

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE-MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)
                                      Three-months Ended March 31
                                       1997                 1996
In thousands (except per share
data)

REVENUE FROM OPERATIONS:            $22,643               $21,178


OPERATING EXPENSES:
   Payroll & related costs           11,977                11,342
   Direct costs                       5,946                 5,700
   General & administrative           2,024                 1,763
   Depreciation                         715                   537
   Amortization                         711                   688
   Advertising & promotion              215                   227
                                     ------                ------
   Total operating expenses          21,588                20,257

   Operating profit                   1,055                   921

OTHER EXPENSE, net                      295                   335
                                     ------                ------
   Income before provision for
     income taxes                       760                   586

PROVISION FOR INCOME TAXES              235                   120
                                     ------                ------
NET INCOME                            $ 525                 $ 466
                                       ====                 =====
NET INCOME PER SHARE:                 $0.08                 $0.07
                                      =====                 =====
AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES:             6,767                 6,701
                                      =====                 =====



    See accompanying notes which are an integral part of these statements.



        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE-MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)

                                                 Three-months Ended
                                                      March 31
                                                  1997        1996
In thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $525        $466

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                   715         537
    Amortization                                   711         688
    Changes in assets and liabilities:
        Accounts receivable                        922          71
        Prepaid expenses and other current         385        (616)
           assets
        Accounts payable                         (  21)       (104)
        Payroll and related accruals                93         311
       Accrued liabilities and other             (  23)        189
                                                 -----       -----
    Net cash provided by operating               3,307       1,542
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments           ( 822)       (590)
   Proceeds from sale of short-term                 -           -
investments
   Payments for acquisitions of child care       (  88)       ( 58)
centers
   Payments for the start-up of centers             -         ( 97)
   Purchases of property, plant and              ( 544)       (510)
equipment
   Other                                         ( 366)          4
                                                -------      -------
     Net cash used in investing activities      (1,820)      (1,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt          -           66
   Repayments of long-term debt                 (  773)      (  648)

   Net cash used for financing activities       (  773)      (  582)
                                                ------       ------
   Net increase(decrease) in cash and cash         714       (  291)
equivalents

CASH AND CASH EQUIVALENTS:
   Beginning of period                           4,826        2,920
                                                 -----        -----
   End of period                                $5,540       $2,629
                                                ======       ======


    See accompanying notes which are an integral part of these statements.




CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):  continued

Supplemental Disclosures of Cash Flow Information:

Cash paid during the three-months
ended March 31 (in thousands) for:                      1997           1996

      Interest                                          $400           $420
      Income taxes                                        16             46



Supplemental Schedule of Noncash Investing and
Financing Activities:

The Company acquired and opened one additional center during the three-months ended March 31,1997 and two additional centers during the three-
months ended March 31, 1996 (in thousands):
                                                        1997           1996

      Cash payments                                      $88            $58
      Notes issued to sellers                            130            164
                                                        ----           ----
      Total value of centers acquired                   $218           $222
                                                        ====           ====






















    See accompanying notes which are an integral part of these statements.


   CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                 (UNAUDITED)

(1)  General

The accounting policies followed during the interim periods presented are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Operational comparisons between the three-month periods of 1997 and 1996 are affected by the net addition of a total of nine centers in 1996 and one center for the first three-months of 1997 (see "Management's Discussions and Analysis of Financial Condition and Results of Operations" below). For a complete discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, previously filed.

Consolidation

The condensed consolidated financial statements include the accounts of Children's Discovery Centers of America, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation. The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Earnings per Share

At the end of 1997, the Company will report its Earnings per Share (EPS) based upon the recently issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share". The pro forma effect of this accounting change on the quarter ended March 31 is:

                                          1997              1996

Primary EPS as reported                   $ .08             $ .07
Pro forma effect of SFAS No. 128          $ .00             $ .00
Basic EPS pro forma                       $ .08             $ .07

Fully diluted EPS as reported             $ .08             $ .07
Pro forma effect of SFAS No. 128          $ .00             $ .00
Diluted EPS pro forma                     $ .08             $ .07


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Since January 1, 1996, the Company acquired or opened fifteen centers and closed six centers. The results of acquired or disposed of centers are included in the Company's financial statements from the date of acquisition or until the date of disposition. Accordingly, the period to period results may fluctuate depending upon the timing of the Company's acquisition or disposition of centers.

Historically, the Company's operating revenue has followed the seasonality of a school year, declining during the summer months and the year-end holiday period.

Results of Operations

Revenues from Operations increased 7% to $22,643,000 in the first quarter of 1997, as compared to $21,178,000 in the first quarter of 1996. The increase in revenues was attributable to the increase in the number of centers and to an increase in revenues in the Company's existing centers. Revenues for those centers open in both periods increased from 1996 by approximately 4.5% for the quarter. Increased tuition rates are responsible for 3.5% of the revenue increase and increases in enrollments are responsible for the remaining 1% revenue increase.

Payroll and related costs increased by $635,000 or 6% , for the first quarter of 1997, as compared to the first quarter of 1996 due to the increase in the number of centers operated and to the increased pay rates at its existing centers. Payroll and related costs as a percentage of revenues, however, decreased to 52.9% in the first quarter of 1997 from 53.6% in the first quarter of 1996. The decrease in payroll and related expenses as a percentage of revenue was due to an increase in supervisory controls and procedures instituted during 1996 and to the Company having raised its tuition rates at a higher rate than its payroll rates.

Direct costs increased by $246,000 or 4%, for the first quarter of 1997, as compared to the first quarter of 1996, due mainly to the increase in the number of centers operated. As a percentage of revenue, however, direct costs decreased to 26.3% in the first quarter of 1997 from 26.9% in the first quarter of 1996. The decrease as a percentage of revenue was due mainly to lower maintenance and repairs cost and lower utility cost. These costs were lower due to a milder winter in 1997 than in 1996 and to stronger internal controls.

Depreciation and amortization expense increased to $1,426,000 in the first quarter of 1997 as compared to $1,225,000 in the first quarter of 1996. This increase was due mainly to the increase in new centers acquired during 1996 and to the improvements made by the Company in its existing centers.

Advertising and promotion expense as a percentage of revenues has remained constant at approximately 1% for both periods.

General and administrative expense as a percentage of total revenues increased to 8.9% for the first quarter of 1997 from 8.3% in the corresponding period of 1996. The increase as a percentage of revenue is due to the addition of supervisory and financial personnel to enhance management and financial controls and to prepare for future growth in the number of new centers.

Other expense, net decreased by $40,000 for the first quarter of 1997 as compared to the first quarter of 1996. The decrease was due to higher interest income of $12,000 for the first quarter of 1997 due to higher cash balances and to lower interest expense of $28,000 for the first quarter of 1997 due to lower debt balances.

The effective tax rate increased from 20% for the three-months ended March 31, 1996 to 31% for the three-months ended March 31, 1997. This increase in effective tax rate reflects the lesser impact of the Company's net operating loss carryforwards, tax exempt income and tax credits on the Company's higher pretax income.

Liquidity and Capital Resources

Since its inception, the Company has grown primarily through the acquisition of existing child care centers. For acquisitions of individual centers or small chains, it is the Company's general practice to acquire centers for a combination of cash and notes to sellers. These notes are payable generally over ten years. As of March 31, 1997, $13,195,000 in principal of such notes was outstanding. Since many sellers of centers own the facilities in which the centers are operated, the Company is often able to lease these facilities on a long-term basis through the exercise of successive options, while avoiding long-term obligations.

Capital resources for the cash portion of acquisitions have generally been obtained through private sales of the Company's securities at various times since inception and public offerings of Common Stock.

During the first three-months of 1997, net cash provided by operations was $3,307,000. This internally generated cash funded all of the Company's cash needs for purchases of property, plant and equipment, scheduled debt repayments, and the Company's investment in new centers. During the three-months, the Company issued or assumed a total of approximately $130,000 of indebtedness related to acquisitions.

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

PART I -

   ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks

            None

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


Date:  May 1, 1997

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.



                  By:
                        Richard A. Niglio
                        Chief Executive Officer



                  By:
                        Randall J. Truelove
                        Vice President, Finance
                        Chief Accounting Officer



Date:  May 1, 1997