Form 10-Q
period 1997-06-30
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1997-08-11
CIK 775820

SECURITIES AND EXCHANGE COMMISSION

                       Washington D.C. 20549


                             FORM 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1997.


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

                          YES (X) NO ( )

As of August 7, 1997, the Registrant had outstanding 6,306,958 shares of Common Stock, $.01 par value, and 2,135 shares of Special Stock, denominated Series A Convertible Preferred Stock, $.01 par value, convertible into 388,182 shares of Common Stock.

           CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.

                             FORM 10-Q

                FOR THE QUARTER ENDED JUNE 30, 1997



                               INDEX

                                                         Page


PART I.    FINANCIAL INFORMATION                           3


ITEM 1.    Condensed Consolidated Financial Statements
           (Unaudited)

    a)     Condensed Consolidated Balance Sheets --        4
           June 30, 1997 and December 31, 1996

    b)     Condensed Consolidated Statements of            6
           Income -- Three-month and six-month periods ended June 30, 1997 and 1996

    c)     Condensed Consolidated Statements of            7
           Cash Flows -- Six-months ended
           June 30, 1997 and 1996

    d)     Notes to Condensed Consolidated Financial       9
           Statements


ITEM 2.    Management's Discussion and Analysis           11
           of Financial Condition and Results
           of Operations

ITEM 3.    Quantitative and Qualitative Disclosures       13
           about Market Risk

PART II.   OTHER INFORMATION                              13

Signatures                                                14

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

In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations for the three and six month periods ended June 30, 1997 and 1996, have been included.


ITEM 1.  FINANCIAL STATEMENTS


  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------
                            (UNAUDITED)

                                                   June 30,    December 31,
                                                     1997         1996
In thousands

  ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                       $4,974        $4,826
    Short-term investments                           9,752         6,914
    Accounts receivable                              1,563         2,584
    Prepaid expenses and other current assets          897         1,624

    Total Current Assets                            17,186        15,948

PROPERTY, PLANT AND EQUIPMENT:

    Land                                             1,320         1,320
    Buildings                                        6,193         6,179
    Furniture, fixtures & equipment                 10,445        11,015
    Transportation equipment                         2,263         2,233
    Leasehold improvements                           9,059         8,832
    Construction in progress                         1,143           750
                                                    ------        ------
                                                    30,423        30,329

    Less: Accumulated depreciation and              (8,530)       (8,798)
    amortization                                    -------       -------

                                                    21,893        21,531

INTANGIBLE ASSETS                                   34,808        35,381

OTHER                                                2,528         1,752

TOTAL ASSETS                                       $76,415       $74,612
                                                   =======       =======





    See     accompanying  notes  which are an  integral  part of
                          these statements.

 CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------
                            (UNAUDITED)


                                                  June 30,    December 31,
                                                   1997          1996
In thousands (except share data)

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt             $2,211      $2,095
    Accounts payable                                 561         501
    Payroll and related accruals                   3,273       3,005
    Other accrued liabilities                      1,657       1,092
                                                  ------      ------
    Total Current Liabilities                      7,702       6,693
                                                  ------      ------
LONG-TERM DEBT:
    Net of current portion                        15,918      16,634

ACCRUED STRAIGHT LINE RENT                         1,067         998
                                                  ------      ------
TOTAL LIABILITIES                                 24,687      24,325
                                                  ======      ======
STOCKHOLDERS' EQUITY:
    Special Stock: Authorized 5,000,000
    shares; outstanding:
     Series A Convertible Preferred, par
     value $.01 per share, liquidation value
    $2,135 in 1997 and 1996;
    2,135 shares outstanding in 1997 and 1996.     -0-          -0-
    Common Stock, par value $.01 per share
      Authorized 20,000,000 shares;
      issued and outstanding 6,306,958              133          133
      in 1997 and 1996.
    Treasury Stock (7,200,844 shares in            -0-          -0-
    1997 and 1996)
Paid-in capital in excess of par                 52,722       52,722
Loans to stockholder officers                      (710)        (710)
Unrealized gain (loss) on short-term                ( 1)           0
    investments
Accumulated deficit                                (416 )     (1,858)

    Total Stockholders' Equity                   51,728       50,287

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $76,415      $74,612





    See         accompanying  notes  which are an  integral  part of
                            these statements.



  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 1997 AND 1996
                            (UNAUDITED)

                                     Three Months Ended   Six Months Ended
                                          June 30              June 30
                                       1997      1996       1997      1996
In thousands (except per
share data)


REVENUE FROM OPERATIONS:             $24,193    $22,734    $46,836   $43,912


OPERATING EXPENSES:
   Payroll & related costs            12,686     12,249     24,663    23,591
   Direct costs                        6,238      6,110     12,184    11,810
   General & administrative            1,955      1,805      3,979     3,568
   Depreciation                          780        600      1,495     1,137
   Amortization                          704        643      1,415     1,331
   Advertising & promotion               257        264        472       491
                                      ------     ------     ------    ------
   Total operating expenses           22,620     21,671     44,208    41,928
                                      ------     ------     ------    ------
   Operating profit                    1,573      1,063      2,628     1,984

OTHER EXPENSE, net                       243        362        538       697
                                      ------     ------     ------    ------
   Income before provision for
    income taxes                       1,330        701      2,090     1,287

PROVISION FOR INCOME TAXES               413        117        648       237
                                      ------     ------     ------    ------
NET INCOME                              $917      $ 584     $1,442    $1,050
                                      ======     ======     ======    ======
NET INCOME PER SHARE:                  $0.14      $0.09     $ 0.21     $0.16
                                      ======     ======     ======    ======
AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES:              6,766      6,744      6,769     6,717







    See  accompanying  notes  which are an  integral  part of
                            these statements.



  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE SIX-MONTHS ENDED JUNE 30, 1997 AND 1996
                            (UNAUDITED)

                                                     Six-months Ended
                                                         June 30
                                                      1997      1996
In thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $1,442    $1,050

  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                     1,495     1,137
    Amortization                                     1,415     1,331
    Changes in assets and liabilities:
        Accounts receivable                          1,021      (670)
        Prepaid expenses and other current assets      727      (268)
        Accounts payable                                60        20
        Payroll and related accruals                   268       337
        Accrued liabilities and other                  385       296
                                                     -----     -----
    Net cash provided by operating activities        6,813     3,233

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments               (2,838)       -
  Proceeds from sale of short-term investments         -         347
  Payments for acquisitions of child care centers     (637)     (700)
  Payments for the start-up of centers                (393)     (103)
  Purchases of property, plant and equipment        (1,374)   (1,089)
  Other                                               (343)   (  317)
                                                     -----     -----
  Net cash used in investing activities             (5,585)   (1,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt             280        89
  Repayments of long-term debt                      (1,360)   (1,440)
                                                     -----     -----
   Net cash used for financing activities           (1,080)   (1,351)

   Net increase in cash and cash equivalents           148        20

CASH AND CASH EQUIVALENTS:
   Beginning of period                               4,826     3,023
                                                     -----     -----
   End of period                                    $4,974    $3,043
                                                    ======    ======


    See accompanying  notes  which are an  integral  part of
                            these statements.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED):
continued

Supplemental Disclosures of Cash Flow Information:

Cash paid during the six-months
ended June 30 (in thousands) for:                1997        1996

      Interest                                   $792        $843
      Income taxes                                468         104




Supplemental Schedule of Noncash Investing and Financing Activities:

The Company  acquired 4 additional  centers during the six-months ended June 30,
1997 and 4  additional  centers  during the  six-months  ended June 30, 1996 (in thousands)
                                                 1997        1996

      Cash payments                              $637        $803
      Notes issued to sellers                     480         981
      Indebtedness and liabilities assumed          -          73
                                               ------      ------
      Total value of centers acquired          $1,117      $1,857
























    See accompanying  notes  which are an  integral  part of
                            these statements.


  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997
                            (UNAUDITED)

(1)  General

The accounting policies followed during the interim periods presented are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Operational comparisons between the six month periods of 1997 and 1996 are affected by the net addition of a total of 9 centers in 1996 and 1 centers for the first six-months of 1997 (see "Management's Discussions and Analysis of Financial Condition and Results of Operations" below). For a complete discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, previously filed.

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

Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 129 (SFAS No. 129), "Disclosure of Information about Capital Structure", which is effective for fiscal years ending after December 15, 1997. The Company will adapt SFAS No. 129 for its year ending December 31, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income", and No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information", which are effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 and SFAS No. 131 for its year beginning January 1, 1998.

These statements are not anticipated to have a material effect on the Company's financial position or results of operations.

Income Taxes

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Earnings per Share

At the end of 1997, the Company will report its Earnings per Share (EPS) based upon Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share". The pro forma effect of this accounting change on the quarter ended June 30 is:

                                     Three Months Ended   Six Months Ended
                                         June 30              June 30

                                      1997      1996       1997      1996
Primary EPS as reported               $.14      $.09       $.21      $.16
Pro forma effect of SFAS No. 128      $.01      $.00       $.02      $.01
                                      ----      ----       ----      ----
Basic EPS pro forma                   $.15      $.09       $.23      $.17
                                      ====      ====       ====      ====

Fully diluted EPS                     $.13      $.09       $.21      $.15
Pro forma effect of SFAS No. 128      $.01      $.00       $.00      $.01
                                      ----      ----       ----      ----
Diluted EPS pro forma                 $.14      $.09       $.21      $.16
                                      ====      ====       ====      ====

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Since January 1, 1996, the Company acquired or opened eighteen centers and closed eight centers. The results of acquired or disposed of centers are included in the Company's financial statements from the date of acquisition or until the date of disposition. Accordingly, the period to period results may fluctuate depending upon the timing of the Company's acquisition or disposition of centers.

Historically, the Company's operating revenue has followed the seasonality of a school year, declining during the summer months and the year-end holiday period.

Results of Operations

Revenues from Operations increased 6.4% to $24,193,000 in the second quarter and 6.7% to $46,836,000 for the six months of 1997, as compared to $22,734,000 and $43,912,000 in the corresponding periods of 1996. The increase in revenues was attributable to the increase in the number of centers and to an increase in revenues in the Company's existing centers. Revenues for those centers open in both years increased from 1996 by approximately 5.7% for the quarter and 5.1% for the six month period. Increased tuition rates are responsible for 3.5% of the revenue increase and increases in enrollments are responsible for the remaining 2.2% revenue increase in the second quarter and 1.6% for the six month period.

Payroll and related costs increased by $437,000 or 3.6% for the second quarter and by $1,072,000 or 4.5% for the six months of 1997, as compared to the corresponding time periods of 1996 due to the increase in the number of centers operated and to the increased pay rates at its existing centers. Payroll and related costs as a percentage of revenues, however, decreased to 52.4% in the second quarter and to 52.7% for the six month period of 1997 from 53.9% and 53.7% in the corresponding periods of 1996. The decrease in payroll and related expenses as a percentage of revenue was due to an increase in supervisory controls and procedures instituted during 1996 and to the Company having raised its tuition rates at a higher rate than its payroll rates.

Direct costs increased by $128,000 or 2.1%, for the second quarter of 1997 and by 3.2% or $374,000 for the six month period of 1997, as compared to the corresponding time periods of 1996, due mainly to the increase in the number of centers operated. As a percentage of revenue, however, direct costs decreased to 25.8% in the second quarter and to 26.0% for the six month period of 1997 from 26.9% in both time periods of 1996. The decrease as a percentage of revenue was due mainly to lower maintenance and repairs cost and lower utility cost. These costs were lower due to higher average unit volume, a milder winter in 1997 than in 1996, and to better controls.

Depreciation and amortization expense increased to $1,484,000 in the second quarter and to $2,910,000 for the six month period of 1997 as compared to $1,243,000 and $2,468,000 for the corresponding periods of 1996. This increase was due mainly to the increase in new centers acquired during 1996 and to the improvements made by the Company in its existing centers.

Advertising and promotion expense as a percentage of revenues has remained constant at approximately 1% for all periods.

General and administrative expense as a percentage of total revenues increased to 8.1% for the second quarter and to 8.5% for the six month period of 1997 from 7.9% and 8.1% in the corresponding periods of 1996. The increase as a percentage of revenue is due to the addition of supervisory and financial personnel to enhance management and financial controls and to prepare for future growth in the number of new centers.

Other expense, net decreased by $119,000 for the second quarter and by $159,000 for the six month period of 1997 as compared to the corresponding time periods of 1996. The decrease was due to higher interest income of $97,000 for the second quarter and $109,000 for the six months of 1997 due to higher cash and short term investment balances, and to lower interest expense of $22,000 for the second quarter and $50,000 for the six months of 1997 due to lower debt balances.

The effective tax rate increased from 17% for the three month period and 18% for the six month period ended June 30, 1996 to 31% for the three month and six month period ended June 30, 1997. The lesser impact of the Company's net operating loss carryforwards, tax exempt income and tax credits on the Company's higher pretax income resulted in the increase in the Company's effective tax rate.

Liquidity and Capital Resources

Since its inception, the Company has grown primarily through the acquisition of existing child care centers. For acquisitions of individual centers or small chains, it is the Company's general practice to acquire centers for a combination of cash and notes to sellers. These notes are payable generally over ten years. As of June 30, 1997, $13,075,000 in principal of such notes was outstanding. Since many sellers of centers own the facilities in which the centers are operated, the Company is often able to lease these facilities on a long-term basis through the exercise of successive options, while avoiding long-term obligations.

Capital resources for the cash portion of acquisitions have generally been obtained through internally generated cash, private sales of the Company's securities at various times since inception and public offerings of Common Stock.

During the first six-months of 1997, net cash provided by operations was $6,813,000. This internally generated cash funded all of the Company's cash needs for purchases of property, plant and equipment, scheduled debt repayments, and the Company's investment in new centers. During the six-month period ended June 30, 1997, the Company also issued or assumed a total of approximately $480,000 of indebtedness related to acquisitions.

The Company's management believes that the Company's internally generated cash will cover its cash requirements for the foreseeable future and, along with its existing cash balances, will allow it to continue to grow through the acquisition of additional child care centers and the development of additional employer sponsored centers. The Company also has available to it up to $1,250,000 under an unsecured line of credit furnished by a commercial bank. Amounts drawn down bear interest at the rate of .75% above the Bank's prime rate, and will be due and payable in full on July 1, 1998. The Company currently has no commitments for capital expenditures, which might be deemed, either individually or in the aggregate, material to its business.

PART I

ITEM 3.    Quantitative and Qualitative Disclosures about Market
Risk

           None.



PART II -  OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

     (a) An annual meeting of the Stockholders of the Company was held on June 25, 1997.

      (b) The following individuals were elected as Directors with the indicated votes:

                                           Votes For         Votes Against
                                           ---------         -------------
                Mark P. Clein              4,818,121            48,222
                Michael J. Connelly        4,818,221            48,122
                Robert E. Kaufmann         4,818,221            48,122
                W. Wallace McDowell, Jr.   4,349,121           517,222
                Richard A. Niglio          4,817,715            48,628
                Myron A. Wick              4,818,221            48,122
                Dr. Elanna S. Yalow        4,818,215            48,128


     (c) The matters considered at the June 25, 1997 Annual Meeting of Stockholders other than the election of directors, were as stated below:

           (i) The ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for the 1997 fiscal year, was approved by an affirmative vote of 4,852,020 to 5,207 negative votes with 9,116 abstentions.

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


Date:  August 7, 1997

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



Date:  August 7, 1997