Form 10-Q
period 1997-09-30
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1997-11-14
CIK 775820

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES  EXCHANGE ACT OF 1934 For the quarterly period
              ended September 30, 1997.


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

                                 YES (X) NO ( )

As of October 15, 1997, the Registrant had outstanding 6,306,958 shares of Common Stock, $.01 par value, and 2,135 shares of Special Stock, denominated Series A Convertible Preferred Stock, $.01 par value, convertible into 388,182 shares of Common Stock.

                CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.

                                    FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                      INDEX

                                                                            Page


PART I.     FINANCIAL INFORMATION                                   3


ITEM 1.     Condensed Consolidated Financial Statements (Unaudited)

    a)      Condensed Consolidated Balance Sheets --                4
            September 30, 1997 and December 31, 1996

    b)      Condensed Consolidated Statements of 6 Operations --
            Three-month and nine-month periods ended
            September 30, 1997 and 1996                             6

    c)      Condensed Consolidated Statements of                    7
            Cash Flows -- Nine-months ended
            September 30, 1997 and 1996

    d)      Notes to Condensed Consolidated Statement               9
            of Operations


ITEM 2.     Management's Discussion and Analysis                   11
            of Financial Condition and Results
            of Operations

ITEM 3.     Quantitative and Qualitative Disclosures
            about Market Risk                                      13

PART II.    OTHER INFORMATION                                      13

Signatures                                                         14

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

In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996, have been included.

ITEM 1.  FINANCIAL STATEMENTS

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------
                                   (UNAUDITED)
                                                September     December
                                                   30,           31,
                                                  1997          1996
                                                  ----          ----
In thousands

  ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                   $2,997         $4,826
    Short-term investments                      10,843          6,914
    Accounts receivable                          1,740          2,584
    Prepaid expenses and other current           1,120          1,624
                                                 -----          -----
assets

    Total Current Assets                        16,700         15,948

PROPERTY, PLANT AND EQUIPMENT:

    Land                                         1,653          1,320
    Buildings                                    7,268          6,179
    Furniture, fixtures & equipment             10,957         11,015
    Transportation equipment                     2,366          2,233
    Leasehold improvements                       9,367          8,832
    Construction in progress                         3            750
                                               -------            ---

                                                31,614         30,329

    Less: Accumulated depreciation and          (9,335)        (8,798)
      amortization                            ----------        ------

                                                22,279         21,531

INTANGIBLE ASSETS                               34,201         35,381

OTHER                                            2,591          1,752
                                                 -----          -----

TOTAL ASSETS                                   $75,771        $74,612
                                               =======        =======





    See accompanying notes which are an integral part of these statements.



        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------
                                   (UNAUDITED)
                                                  September     December
                                                     30,           31,
                                                    1997          1996
                                                    ----          ----

In thousands (except share data)

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt              $2,222        $ 2,095
    Accounts payable                                  638            501
    Payroll and related accruals                    2,919          3,005
    Other accrued liabilities                       1,903          1,092
                                                    -----          -----

    Total Current Liabilities                       7,682          6,693
                                                    -----          -----

LONG-TERM DEBT:
    Net of current portion                         15,097         16,634

ACCRUED STRAIGHT LINE RENT                          1,091            998
                                                    -----            ---

TOTAL LIABILITIES                                  23,870         24,325
                                                   ======      ==========

STOCKHOLDERS' EQUITY:
    Special Stock: Authorized 5,000,000
shares; outstanding:
     Series A Convertible Preferred, par
value $.01 per share,
       liquidation value $2,135 in 1997 and
1996;
       2,135 shares outstanding in 1997 and           -0-            -0-
1996.
     Common Stock, par value $.01 per share
       Authorized 20,000,000 shares;
       issued and outstanding 6,306,958 in            133            133
1997 and 1996.
     Treasury Stock (7,200,844 shares in 1997         -0-            -0-
and 1996)
Paid-in capital in excess of par                   52,722         52,722
Loans to stockholder officers                        (727)          (710)
Unrealized gain on short-term investments              10              0
Accumulated deficit                                  (237)        (1,858)
                                                     ------        ------

     Total Stockholders' Equity                    51,901         50,287


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $75,771       $74,612
                                                   =======       =======






    See accompanying notes which are an integral part of these statements.



        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE-MONTHS AND NINE-MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                               Three MonthsThree MonthsNine Months Nine Months
                                  Ended       Ended       Ended       Ended
                               September 30September 30September 30September 30
                                   1997        1996        1997        1996

In thousands (except per share
data)

REVENUE FROM OPERATIONS:         $22,825     $21,639     $69,661     $65,551


OPERATING EXPENSES:
   Payroll & related costs        12,318      11,831      36,981      35,422
   Direct costs                    6,437       6,123      18,621      17,933
   General & administrative        1,958       1,850       5,937       5,418
   Depreciation                      811         629       2,306       1,766
   Amortization                      701         656       2,116       1,987
   Advertising & promotion           138         191         610         682
                                     ---         ---         ---         ---

   Total operating expenses       22,363      21,280      66,571      63,208
                                 -------      ------      ------      ------

   Operating profit                  462         359       3,090       2,343

OTHER EXPENSE, net                   202         399         740       1,096
                                     ---         ---         ---       -----

   Income (loss) before
provision for
        income taxes                 260        (40)       2,350       1,247

PROVISION(BENEFIT) FOR INCOME         81        (10)         729         227
                                      --        ----         ---         ---
TAXES

NET INCOME (LOSS)                 $  179      $ (30)      $1,621      $1,020
                                  ======      ======      ======      ======

NET INCOME PER SHARE:             $ 0.03      $ 0.00      $ 0.24      $ 0.15
                                  ======      ======      ======      ======

AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES:          6,960       6,267       6,830       6,718
                                   =====       =====       =====       =====











    See accompanying notes which are an integral part of these statements.




        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                               Nine Months Nine Months
                                                  Ended       Ended
                                                September  September 30
                                                   30
                                                  1997         1996

In thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $1,621      $1,020

  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                  2,306       1,766
    Amortization                                  2,116       1,987
    Changes in assets and liabilities:
        Accounts receivable                        844        (211 )
        Prepaid expenses and other current         504        ( 11 )
          assets
        Accounts payable                           137        ( 11 )
        Payroll and related accruals              ( 86 )       495
        Accrued liabilities and other              655         338
                                                   ---         ---
    Net cash provided by operating activities    8,097       5,373


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments         ( 3,919 )     ( 829 )
   Proceeds from sale of short-term                -         3,369
     investments
   Payments for acquisitions of child care        (683 )      (925 )
     centers
   Payments for the start-up of centers           (728 )      (738 )
   Purchases of property, plant and            ( 2,282 )    ( 2,052 )
     equipment
   Other                                          (424 )         68
                                                  ------         --

   Net cash used in investing activities       ( 8,036 )    ( 1,107 )


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt        375          316
   Repayments of long-term debt                 (2,265 )    ( 1,936 )
                                               --------      ------

   Net cash used for financing activities       (1,890)      (1,620)
                                               ---------     -------


   Net increase(decrease) in cash and cash     ( 1,829 )      2,646
     equivalents

CASH AND CASH EQUIVALENTS:
   Beginning of period                            4,826       3,023
                                                  -----       -----

   End of period                                 $2,997      $5,669
                                                 ======      ======



    See accompanying notes which are an integral part of these statements.



Supplemental Disclosures of Cash Flow Information:

Cash paid during the nine-months
ended September 30 (in thousands) for:                  1997           1996
                                                        ----           ----
      Interest                                         $1,184          1,277
      Income taxes                                        574            108




Supplemental Schedule of Noncash Investing and
Financing Activities:

The Company acquired 4 additional centers during the nine-months ended September
30,1997 and 4 additional centers during the nine-months ended September 30, 1996
(in thousands)
                                                         1997           1996
                                                         ----           ----

      Cash payments                                      $683           $925
      Notes issued to sellers                             480            981
      Indebtedness and liabilities assumed                  -             73
                                                        -----           ----
      Total value of centers acquired                  $1,163         $1,979
                                                       ======         ======
























    See accompanying notes which are an integral part of these statements.


        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

(1)  General

The accounting policies followed during the interim periods presented are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Operational comparisons between the nine month periods of 1997 and 1996 are affected by the net addition of a total of 9 centers in 1996 and 2 centers for the first nine-months of 1997 (see "Management's Discussions and Analysis of Financial Condition and Results of Operations" below). For a complete discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, previously filed.

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

Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 129 (SFAS No. 129), "Disclosure of Information about Capital Structure", which is effective for fiscal years ending after December 15, 1997. The Company will adopt SFAS No. 129 for its year ending December 31, 1997.

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









Earnings per Share

At the end of 1997, the Company will report its Earnings per Share (EPS) based upon Statement of Financial Accounting Standards No. 128 (SFAS No. 128),
"Earnings per Share". The pro forma effect of this accounting change on the quarter ended September 30 is:

                               Three MonthsThree MonthsNine Months Nine Months
                                  Ended       Ended       Ended       Ended
                               September 30September 30September 30September 30
                                   1997        1996        1997        1996

Primary EPS as reported            $ .03       $ .00       $ .24       $ .15
Pro forma effect of SFAS No.       $ .00       $ .00       $ .02       $ .01
                                   -----       -----       -----       -----
128
Basic EPS pro forma                $ .03       $ .00       $ .26       $ .16
                                   =====       =====       =====       =====

Fully diluted EPS                  $ .03       $ .00       $ .23       $ .15
Pro forma effect of SFAS No.       $ .00       $ .00       $ .01       $ .00
                                   -----       -----       -----       -----
128
Diluted EPS pro forma              $ .03       $ .00       $ .24       $ .15
                                   =====       =====       =====       =====

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Since January 1, 1996, the Company acquired or opened nineteen centers and closed eight centers. The results of acquired or disposed of centers are included in the Company's financial statements from the date of acquisition or until the date of disposition. Accordingly, the period to period results may fluctuate depending upon the timing of the Company's acquisition or disposition of centers.

Historically, the Company's operating revenue has followed the seasonality of a school year, declining during the summer months and the year-end holiday period.

Results of Operations

Revenues from Operations increased 5.5% to $22,825,000 in the third quarter and 6.3% to $69,661,000 for the nine months of 1997, as compared to $21,639,000 and $65,551,000 in the corresponding periods of 1996. The increase in revenues was attributable to the increase in the number of centers and to an increase in revenues in the Company's existing centers. Revenues for those centers open in both years increased from 1996 by approximately 4.1% for the quarter and 4.8% for the nine month period. Increased tuition rates are responsible for 3.5% of the revenue increase for the third quarter and nine month periods and increases in enrollments are responsible for the remaining 0.6% revenue increase in the third quarter and 1.3% for the nine month period.

Payroll and related costs increased by $487,000 or 4.1% for the third quarter and by $1,559,000 or 4.4% for the nine months of 1997, as compared to the corresponding time periods of 1996 due to the increase in the number of centers operated and to the increased pay rates at its existing centers. Payroll and related costs as a percentage of revenues, however, decreased to 54.0% in the third quarter and to 53.1% for the nine month period of 1997 from 54.7% and 54.0% in the corresponding periods of 1996. The decrease in payroll and related expenses as a percentage of revenues was due to an increase in supervisory controls and procedures instituted during 1996 and to the Company having raised its tuition rates at a higher rate than its payroll rates.

Direct costs increased by $314,000 or 5.1%, for the third quarter of 1997 and by 3.8% or $688,000 for the nine month period of 1997, as compared to the corresponding time periods of 1996. As a percentage of revenue, however, direct costs decreased to 28.2% in the third quarter and to 26.7% for the nine month period of 1997 as compared to 28.3% and 27.4% in the corresponding periods of 1996. The decrease as a percentage of revenue was due mainly to lower maintenance and repairs cost and lower utility cost.

Depreciation and amortization expense increased to $1,512,000 in the third quarter and to $4,422,000 for the nine month period of 1997 as compared to $1,285,000 and $3,753,000 for the corresponding periods of 1996. This increase was due mainly to the increase in new centers acquired during 1996 and to the improvements made by the Company in its existing centers.

Advertising and promotion expense as a percentage of revenues has remained constant at approximately 1% for all periods.

General and administrative expense as a percentage of total revenues increased to 8.6% for the third quarter and to 8.5% for the nine month period of 1997 from 8.5% and 8.3% in the corresponding periods of 1996. The increase as a percentage of revenue is due to the addition of supervisory and financial personnel to enhance management and financial controls and to prepare for future growth in the number of new centers.

Other expense, net decreased by $197,000 for the third quarter and by $356,000 for the nine month period of 1997 as compared to the corresponding time periods of 1996. The decrease was due mainly to higher interest income of $120,000 for the third quarter and $229,000 for the nine months of 1997 due to higher cash and short term investment balances, and to lower interest expense of $57,000 for the third quarter and $107,000 for the nine months of 1997 due to lower debt balances.

The effective tax rate increased from 25% for the three month period and 18% for the nine month period ended September 30, 1996 to 31% for the three and nine month period ended September 30, 1997. The lesser impact of the Company's net operating loss carryforwards, tax exempt income and tax credits on the Company's higher pretax income resulted in the increase in the Company's effective tax rate.

Liquidity and Capital Resources

Since its inception, the Company has grown primarily through the acquisition of existing child care centers. For acquisitions of individual centers or small chains, it is the Company's general practice to acquire centers for a combination of cash and notes to sellers. These notes are payable generally over ten years. As of September 30, 1997, $12,302,000 in principal of such notes was outstanding. Since many sellers of centers own the facilities in which the centers are operated, the Company is often able to lease these facilities on a long-term basis through the exercise of successive options, while avoiding long-term obligations.

Capital resources for the cash portion of acquisitions have generally been obtained through internally generated cash, private sales of the Company's securities at various times since inception and public offerings of Common Stock.

During the first nine months of 1997, net cash provided by operations was $8,097,000. This internally generated cash funded all of the Company's cash needs for purchases of property, plant and equipment, scheduled debt repayments, and the Company's investment in new centers. During the nine month period ended September 30, 1997, the Company also issued or assumed a total of approximately $480,000 of indebtedness related to acquisitions.

The Company's management believes that the Company's internally generated cash will cover its cash requirements for the foreseeable future and, along with its existing cash balances, will allow it to continue to grow through the acquisition of additional child care centers and the development of additional employer sponsored centers. The Company also has available to it a $5,000,000 unsecured line of credit furnished by a commercial bank to be used for acquisitions. Amounts drawn down bear interest at the rate of 1.75% above the Bank's LIBOR rate, and will convert to a five year term loan on August 1, 1998. The Company currently has no commitments for capital expenditures, which might be deemed, either individually or in the aggregate, material to its business.

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


Date:  November 12, 1997

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



Date:  November 12, 1997