Form 10-K
period 1997-12-31
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1998-03-31
CIK 775820

10k97
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                  -------------------------------
                          F O R M 10 - K
       [X] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 1997
                                OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .
                  Commission file number 0-14368
           CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
      (Exact name of registrant as specified in its charter)
        Delaware                                    06-1097006
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

The aggregate market value of voting stock held by nonaffiliates of the registrant on March 20, 1998 was approximately $61,623,778. On such date, the last sale price of registrant's common stock was $10.625 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of registrant have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such individuals are, in fact, affiliates of registrant.

As of March 20, 1998 the Registrant had outstanding 6,744,499 shares of Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE:

                                               Part of the Form
                                               10-K into which
      Document                                 the Document is
                                               Incorporated
Definitive Proxy Statement to Stockholders     Part III, Items 10, 11, 12 and 13

                                 2
PART I
Item 1.  Business

      (a)  General Development of Business.

Recent Events


On March 27, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Knowledge Beginnings, Inc., a privately-owned education services company ("Parent") and its wholly-owned subsidiary, KBI Acquisition, Corp. ("Purchaser"). Under the Agreement, Purchaser will undertake a tender offer (supported by the Board of Directors) for all outstanding shares of CDC common stock at a net price of $12.25 per share in cash and, following consummation of the tender offer, will effect a merger with the Company (the "Merger"). Pursuant to the Merger, all outstanding shares of CDC common stock not acquired in the tender offer will be converted into the right to receive $12.25 per share in cash, and the Company will become a wholly-owned subsidiary of Parent. Holders of 1,363,700 shares of CDC common stock have simultaneously entered into a support agreement pursuant to which they have agreed to tender their shares and under certain circumstances sell their shares to Parent for $12.25 per share in cash. The Company has also granted Parent an option to purchase 1,342,155 previously unissued shares of CDC common stock (equal to 19.9% of the outstanding shares of the Company) under certain circumstances for $10.125 per share. The tender offer will be initiated upon certain filings by Purchaser and the Company. The completion of the tender offer is subject to certain conditions, including Purchaser's receipt of at least a majority of the outstanding shares calculated on a full-diluted basis and receipt of certain regulatory approvals. Consummation of the Merger is also subject to certain conditions including stockholder approval, if legally required.

Dr. Elanna S. Yalow, President and Chief Operating Officer, has entered into an employment agreement with Parent to become effective on a date selected by Parent (the "Effective Date") between the consummation of the tender offer and consummation of the Merger. Richard A. Niglio, Chief Executive Officer and Chairman of the Board, has entered into a two year consulting agreement with the Company to become effective on the Effective Date, at which time will resign as Chief Executive Officer and Chairman of the Board. Employment contracts between the Company and Randall J. Truelove, Vice President of Finance, Jane Delaney, Vice President, and Frank A. Devine, Secretary, will become effective on the Effective Date.

Also, subject to consummation of the Merger, the Company has accelerated the vesting of all outstanding stock options whether issued under Company plans or otherwise (see Note 9), and the Company will offer to redeem all such options, upon consummation of the Merger, for cash at a net price equal to $12.25 per share, less the underlying exercise price of the option, any withholding taxes due with respect to such redemption, and the balance of any loans then outstanding from the Company to the optionholder.

General


Children's Discovery Centers of America, Inc. and Subsidiaries ("the Company"), is a leading chain of preschools in the United States providing educational services for children of both preschool and elementary school age, operating as of December 31, 1997, 248 preschools in 22 states and the District of Columbia with an aggregate licensed capacity of approximately 25,000 children. The Company provides programs to children primarily between 2 1/2 and six years of age as well as after school programs for school age children and infant care. The Company's school age programs include private academic programs for children in kindergarten through eighth grade, before and after school programs and summer camps.

The Company's strategy is to grow through acquiring independent, community-based preschools and chains, to expand in the growing employer-sponsored preschool market and to increase programs and services in the growing school age market. In pursuit of this strategy, from the period from January 1, 1995 through December 31, 1997, the Company acquired or opened a total of 55 preschools (net of closings). As of December 31, 1997, 59 of the preschools operated by the Company are operated in conjunction with employer-sponsors, either on a management contract basis or with one or more types of employer subsidies, such as tuition subsidies, free or reduced rent or through the provision of services. Also, as of December 31, 1997, the Company operated 20 elementary schools in conjunction with its preschools, and also operated after school programs in nine academic private schools operated by others.

The Company's proprietary computerized system monitors the staff-to-child ratio in all of its preschools, enabling the Company to staff efficiently in response to shifts in occupancy levels. The Company believes its "Piaget Discovery Program" differentiates it from its competitors and appeals to both employer-sponsors and parents.

The Company's principal executive offices are located at 851 Irwin Street, Suite 200, San Rafael, California 94901, and its telephone number is (415) 257-4200.

Expansion Strategy

The Company is currently pursuing an expansion strategy to take advantage of (i) its experience in acquiring preschools, (ii) its success in adding corporate-sponsored on-site or near site preschools and (iii) significant growth opportunities in the private elementary school business.

Since the beginning of 1995, the Company has added 72 preschools, and closed 17 preschools. Of the preschools added, 16 were purchased in 1995 through the acquisition of the business conducted by Prodigy Consulting, Inc., and affiliated partnerships ("Prodigy").

The following table sets forth data regarding the number of preschools that the Company has operated from January 1, 1993, through December 31, 1997, as well as the approximate preschool capacity at the end of each period and average percentage occupancy for each period.





                                   1993     1994     1995     1996    1997
                                   ----     ----     ----     ----    ----

Open at beginning of period         131      154      193      239      248
Opened during period(a)              26       42       52       14        6
Closed during period                 (3)      (3)      (6)      (5)      (6)
                                     ---      ---      ---      ---     ---
Open at end of period               154      193      239      248      248
                                    ---      ---      ---      ---      ---
Net increase                         23       39       46        9        0
                                     --       --      --        -         -
Approximate school capacity (at  13,000   17,500   23,500   24,500   25,000
end of period)
Average percentage occupancy(b)      72%      73%      71%      69%      69%

(a)Includes preschools acquired, new preschools opened and employer-sponsored preschools which the Company commenced operating under management contracts. Does not include preschools acquired during the period that were operated by the Company in prior periods under management contracts.



(b)Average percentage occupancy is calculated by dividing revenue from operations of all of the Company's preschools (other than preschools operated on a management fee basis) for the respective periods by the product of (i) preschool capacity for all of the Company's preschools (other than those operated on a management fee basis) and (ii) the weighted average of the basic tuition rate for full-time four-year old children at all such preschools for the respective periods. The Company uses the tuition rate for four-year olds for purposes of this calculation because that rate has historically represented the rate paid for more than 50% of the total children of all ages enrolled in the Company's preschools.

The Company intends to continue to expand its preschool business by acquiring individual centers and small chains. In order to realize the benefits of consolidation, the Company generally seeks either to acquire preschools in areas close to the Company's existing preschools so that regional managers are able to supervise the newly-acquired preschools, or to acquire a chain which has a sufficient number of preschools to justify the employment of an additional regional manager. The Company generally seeks to acquire preschools in states with strict regulations in order to avoid unexpected expense and market disruption that may be caused by complying with new regulations adopted in states that previously lacked such regulations. The Company retains acquisition specialists who visit and analyze acquisition opportunities on a continuing basis.


The child care industry is highly fragmented, and a majority of existing licensed preschools are owned by small operators with limited resources. The Company believes that generally these small operators have limited opportunities to sell their preschools, which enhances the Company's ability to acquire these preschools on terms favorable to the Company. However, during 1995 and 1996 the Company experienced increased competition from a few larger child care chains for the acquisition of small child care operators. As a result, the Company has found that prices in some instances have exceeded the price the Company was willing to pay. These more competitive conditions contributed to a somewhat slower growth rate for acquisitions in 1996 and in 1997. The Company attempts to leverage its acquisitions by paying approximately one-third of the purchase price in cash and issuing long-term promissory notes for the remainder. Because many sellers own the preschool's real estate facility, the Company is often able to lease these facilities on a long-term basis through exercise of successive options, while avoiding fixed long-term obligations.

In evaluating acquisition candidates, the Company considers, among other things, the location of a preschool, the local regulatory environment, demographic trends, competition, quality of programs and management, the preschool's existing community image, adequacy of the facility and opportunities for increased utilization and low-cost expansion. In addition, the Company analyzes the financial aspects of an acquisition with respect to pricing policies, cost control and profit margins in order to identify areas for immediate and long-term improvement. The Company also seeks to increase the revenues, profitability and quality of preschools it acquires by instituting uniform financial and operation controls and by introducing new and improved curricula and other services. The Company believes that through this type of expansion it will achieve the operating efficiencies of a national chain, while offering parents a high quality of child care that reflects the character of each local community.

Employer Child Care Services


As of December 31, 1997, the Company operated 58 employer-sponsored preschools, of which 19 were operated for hospitals or other health care facilities, 21 for governmental units and 18 for private sector companies, including TRW Space and Electronics, Inc., and an affiliate of Southern New England Telecommunications Corp. Of the 58 employer-sponsored preschools, 17 are operated by the Company under management contracts pursuant to which the Company receives a fixed fee, and the balance are operated with one or more types of employer subsidies, generally in the form of tuition subsidies, free or reduced rent or through the provision of services. During 1995,,,, the Company acquired the business of Prodigy which managed, at the time of acquisition, nine employer-sponsored preschools.


In some cases, the Company has arrangements with employers who "reserve" a certain number of enrollment spaces in particular preschools for children of their employees and pay for such spaces whether or not they are utilized. The Company also has arrangements with a number of large national employers, including Bank of America, Sears and K-Mart to provide incentives for their employees to enroll their children in the Company's preschools. The Company intends to continue to pursue opportunities in the growing employer-sponsored preschool market.


Private Elementary Schools

During 1997, the Company substantially expanded the number of elementary school programs it operates. As of December 31, 1997, the Company operated 20 elementary school programs (compared to 14 as of December 31, 1996) and operated 135 kindergarten programs (compared to 111 as of December 31, 1996). The Company intends to expand its kindergarten and elementary programs primarily by adding new programs in its preschools and by adding additional grades to its elementary programs as the currently enrolled children are ready to advance to a new grade.

      (b)  Financial Information About Industry Segments.


The Company operates in one industry, providing child care and elementary school services under company-operated and employer-sponsored preschools.


      (c)  Narrative Description of Business.

Company Operations

Licensed capacity of the Company's individual preschools ranges from 30 to 380 children, although actual enrollments are generally higher because some children are enrolled on a part-time basis. The average percentage occupancy of the Company's preschools, measured by actual preschool revenues as a percentage of total revenue capacity of all Company centers (other than those operated for employer-sponsors pursuant to management contracts), was approximately 69% for the year ended December 31, 1997.

The Company's preschools contain classroom and recreational areas and kitchen and bathroom facilities. The preschools usually accommodate the grouping of children by age. The preschools have outdoor playgrounds, often with separate areas designed for infants and toddlers, with the exception of downtown urban centers that often utilize nearby parks. Each preschool is equipped with a variety of audio and visual aids, educational supplies, games, toys and indoor and outdoor play equipment. In addition, some of the preschools are equipped with personal computers with programs specifically designed for preschoolers and school-age children. A number of preschools are equipped with Company-owned or leased vehicles for the transportation of children to and from elementary school and for field trips.


Each preschool is administered by a director who is responsible for the operation and maintenance of the preschool. The duties of a preschool director include the staffing and training of qualified teachers and assistants, record keeping, regulatory compliance, tuition collection, parent relations, marketing and home office reporting. Directors are trained and supervised by regional managers, who generally supervise between eight and fourteen preschools in geographical areas sufficiently compact to permit the regional managers to personally visit the preschools under their supervision on a regular basis.
Pre-school directors and regional managers receive incentive compensation, determined in part by the enrollment and/or profitability of their respective preschools.

Children are usually enrolled in the preschools on a weekly basis for either full-day or half-day sessions. Preschools provide enrolled children with snacks, and in some locations, meals. The Company's current weekly charge for full-day service ranges from $61.00 to $282.00 per child, depending on the location of a particular preschool and the age of the child. Charges customarily are payable in advance on a weekly or monthly basis.

The Company's preschools are generally open throughout the year, usually five days a week, from 6:30 a.m. to 6:30 p.m. Nine preschools are operated in public or private school facilities on a before and after school basis only. In addition, one of the Company's subsidiaries operates after-school programs in nine schools (which are not included within the total number of Company centers set forth above). New enrollments are most often highest in September and January, with the largest decrease in enrollment being generally during holiday periods and the summer months (mirroring the seasonality of the school year end and traditional vacation times). To offset the seasonal decline in enrollment, some preschools offer summer day camp programs for children up to the age of 12.

Operating Controls and Procedures

Pre-school directors submit weekly financial and operations reports to the Company's headquarters, which are reviewed by management. The Company has installed in each of its preschools a personal computer with customized software permitting faster and more comprehensive reporting of operating information. These reports include, among other things, labor costs, scheduling, utilization information, enrollment and tuition data by age group, a statement of prepaid tuition and receivable data, and a listing of all cash receipts. The Company uses such reports in conjunction with its own records of cash receipts and disbursements to prepare monthly operating statements for each preschool. Management reviews these operating statements with the directors on a monthly basis. In addition, regional managers visit preschools on a regular basis to monitor all aspects of the preschools' operation.

All funds received by each preschool are deposited in an account established by the Company in a local bank. All payroll and most other preschool expenses are paid by the Company directly out of the Company's headquarters. The Company also purchases certain supplies for the preschools. Direct expenditures by the preschools themselves are limited to miscellaneous operating expenses for which the preschools are reimbursed by the Company by means of a petty cash system.

The Company is committed to an effective safety program, and its operating procedures are designed to enhance the safety of the children. While the Company is vigilant in its efforts to promote the safety of the children at its centers, there can be no assurance that there will be no injuries to children, or allegations thereof, in the future.


Marketing

The Company believes that it has benefited from a number of national demographic trends including an increased birth rate through the early 1990's, an increase in working mothers employed outside the home and a growing emphasis by employers on making available on-site child care for employees. According to U.S.
government statistics, births in 1989 exceeded 4,000,000 for the first time since 1964, and continued to exceed that number in each of 1990, 1991 and 1992. Furthermore, the percentage of all American children under age six with mothers in the labor force grew from 39% in 1975 to 58% in 1990, and the percentage of children receiving preschool-based child care increased from 13% of the total number of children receiving child care in 1977 to 28% in 1990. In addition, the number of children who are ages six to twelve increased from approximately 25 million in 1990 to 26 million in 1993 and is projected to increase to in excess of 28 million by 1999.

The Company believes that it can increase enrollment in its preschools by developing and introducing high quality curricula and programs that provide parents with meaningful reasons to choose the Company's centers for their children over other alternatives. The Company has designed educational and recreational programs to develop a child's social, intellectual and physical skills, and it has distributed curriculum manuals developed by it for each age group to its preschools. In addition, the Company is committed to ongoing research to develop curricula appropriate to children's cognitive development. The curriculum covered by the Company's "Piaget Discovery Preschool" trademark was developed under the supervision of an outside consultant with a Ph.D. in Educational Psychology.

The  Company's  primary  source  of  new  enrollments  for  its  preschools  and elementary schools are recommendations from customers in the communities in which it operates. The Company markets its services through display advertisements and listings in the Yellow Pages, newspaper advertisements and distribution of flyers at schools and community functions. The Company spends a large portion of its advertising budget in the summer months in anticipation of the fall enrollment period, with continued advertising throughout the year. The Company markets its services to employer-sponsored preschools through relationships with consultants, attendance at trade shows and industry publications.

The director of each preschool is responsible for marketing and promoting the preschool. The director encourages parental involvement in the preschool through monthly newsletters and reports to parents as well as parent-teacher conferences and parental visits to and inspections of the preschool. Preschools use promotional activities such as "Grandparents' Day," holiday activities, graduation and open houses as part of the total marketing program.

Competition

Based on data from trade publications, the Company is one of the largest chains of preschools in the United States. The child care industry is highly fragmented, with the 50 largest for-profit child care companies estimated by the Company to account for no more than 10% of the industry's licensed capacity.


Competition within the child care industry is based largely upon location and adequacy of facilities, quality of service and price. In most of the geographic areas in which the Company operates, the Company competes with centers owned by larger national chains such as Kinder-Care Learning Centers, Inc., and La Petite Academy, Inc., as well as with centers owned by non-profit organizations that may be supported by endowments and charitable contributions. The Company primarily competes for employer-sponsored centers with organizations which focus on the employer-sponsored market such as Corporate Family Solutions and Bright Horizons, Inc. or child care chains that have divisions that focus on corporate-sponsored business. Some of these competitors have significantly greater financial resources thaN the Company. The Company also competes with individually-owned proprietary child care centers, licensed child care homes, in-home individual child care providers and corporations that provide child care for their employees privately. Many non-profit child care centers have lower occupancy costs for their facilities than the Company does and, consequently, charge less for their services. Additionally, public schools are offering, on an increasing basis, before and after school programs that compete with services offered by the Company. Such programs have the built-in advantages of (i) being able to use existing, well-established facilities, (ii) having a ready source of enrollments from their existing student population, and (iii) having tax revenue available to subsidize the cost of the programs. The Company competes principally by offering trained personnel, professionally planned educational and recreational programs, well equipped facilities, and additional services such as transportation. The Company's private kindergarten and elementary programs face competition from the public schools as well as other providers of private education including religious institutions, and other operators of child care centers. The Company believes that it can compete successfully in this market based on the quality of its educational programs, the high customer satisfaction of its preschool customer base, and its ability to be selective in the staff hired and children attending the school.

Insurance

The Company maintains comprehensive general liability insurance that provides coverage for both bodily injury and property damage claims up to a total of $15 million. The primary general liability policy has a limit of $1 million per occurrence, and the Company maintains an excess umbrella liability policy that provides coverage for an additional $14 million for a total liability insurance of $15 million. The Company believes such insurance coverage is adequate. The Company has procured limited coverage for child physical and sexual abuse claims, subject to a $1,000,000 annual aggregate limitation. To date, the Company has not incurred any liability with respect to any claims of abuse.


The Company has not experienced difficulty in obtaining insurance coverage, but there can be no assurance that adequate, affordable insurance coverage will be available in the future, or that the Company's current coverage will protect it against all possible claims.

Government Regulation

Each preschool or school must be licensed under applicable state or local licensing laws and is subject to a variety of state and local regulations. Although these regulations vary greatly from jurisdiction to jurisdiction, governmental agencies generally review with respect to a preschool the safety, fitness and adequacy of the buildings and equipment; the ratio of staff to children; the dietary program; the daily curriculum and compliance with health standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the preschools, and licenses must be renewed periodically. Repeated failures by a preschool to comply with applicable regulations can subject it to sanctions that might include probation or, in more serious cases, suspension or revocation of the preschool's license to operate. The Company believes that each of its preschools is in substantial compliance with such requirements. The Company generally seeks to operate preschools in states with strict regulations in order to avoid unexpected expense and market disruption that may be caused by compliance with regulations adopted in states that previously lacked such regulations.


Federal regulations and licensing requirements require compliance with minimum standards in order to qualify for participation in Federal assistance programs. Under the Social Security Act, the Federal government provides assistance to states that have an established plan for child-welfare services, including child care services. As a result, state agencies have established minimum standards for preschools, based on the number of eligible children enrolled in each preschool, in order for each preschool to receive financial assistance. The Company estimates that approximately 13% of its revenue is derived from various state public assistance programs. Any significant reduction in the scope or amount of such financial assistance may have a significant impact on the Company's operating results.

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

The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime compensation and working conditions. Less than 5% of the Company's personnel are paid at rates equal to the Federal minimum wage and, accordingly, increases in the minimum wage ahould not materially increase the Company's labor costs.

Income Taxes

The net operating loss carryforwards of the Company and its subsidiaries are subject to certain rules set forth in the Code that limit the ability of the Company and its subsidiaries to use such net operating loss carryforwards to reduce income taxes.

Employees

The Company's preschools are currently organized into regions, each of which is under the management of a trained regional manager. Individual preschools are staffed with a director, teachers and teaching assistants and, depending on its size, an assistant director. All management personnel participate in periodic training programs and are required to meet applicable state and local regulatory standards. It is the Company's policy to comply with all state regulations and guidelines pertaining to staff-to-child ratios. These ratios vary from state to state and with the age group of the children under supervision. In this regard, the Company employs, with respect to (i) infants under the age of 13 months, one staff member for each three to four children; (ii) toddlers between the ages of 12 and 36 months, one staff member for each four to twelve children; and (iii) preschool children 3 to 5 years of age, one staff member for each eight to twelve children. The Company maintains a proprietary computerized system that monitors the staff-to-child ratio in all of its preschools, enabling the Company to staff efficiently in response to shifts in occupancy levels.


As of December 31, 1997, the Company employed approximately 4,700 persons, of whom approximately 35% are employed on a part-time basis. Two preschools operated by a Company subsidiary have employees that are represented by unions. The Company believes that its relations with its employees are good. The Company experiences significant turnover of its hourly employees, which it believes is typical of the child care industry.

Item 2.  Properties

As of December 31, 1997, the Company operated 248 school programs in 22 states and the District of Columbia, located as follows:

          Location    Number of         Location    Number of
                       Centers                       Centers
        -------------------------------------------------------
        Pennsylvania      49          Oregon             5
        California        48          Nebraska           5
        Connecticut       24          Kansas             5
        New Jersey        21          Rhode Island       3
        Indiana           11          Alabama            3
        Illinois          11          Virginia           3
        New York          11          Michigan           3
        Massachusetts     10          Texas              2
        Washington         9          Delaware           2
        Wisconsin          7          Washington         1
                                      D.C.
        Georgia            7          Florida            1
        Maryland           7

As of December 31, 1997, the Company owned 16 centers, leased 208 centers with terms expiring on the leased properties on various dates between 1998 and 2015, and operated 17 centers pursuant to management contracts with employers. Seven of the centers are operated in public or private school facilities on a before and after school basis only.

The Company's principal executive offices are located in San Rafael, California in 6,900 square feet that the Company leases pursuant to the terms of a lease agreement that expires in 1999. The remaining term of the lease provides for an annual rent of approximately $168,088. The Company believes its properties are adequate for its uses.

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


      1997                  High             Low
      ----                  ----             ---
      First Quarter        $7.00             $4.875
      Second Quarter       $7.50             $4.625
      Third Quarter        $8.00             $6.375
      Fourth Quarter       $9.875            $4.75

      1996                  High             Low
      ----                  ----             ---
      First Quarter        $5.75             $4.00
      Second Quarter       $8.625            $4.625
      Third Quarter        $7.00             $5.00
      Fourth Quarter       $8.125            $4.75

At March 21, 1998, there were 307 record holders of the Company's Common Stock.


The Company has never declared or paid any cash dividends or made any other distribution on its Common Stock, and it is anticipated that in the foreseeable future the Company will follow a policy of retaining all earnings for reinvestment in its business. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors of the Company.

Item 6.  Selected Financial Data

  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
             (in thousands, except per share data) (1)
                        1997     1996     1995    1994     1993
                        ----     ----     ----    ----     ----

  Revenue from        $93,015   $87,480  $77,627  $55,323  $38,564
  Operations
  Operating Expenses   88,530    85,037   73,010   50,898   36,644
                       ------    ------   ------   ------   ------
  Income from           4,485     2,443    4,617    4,425    1,920
  Operations
  Other Expense, net    (885)    (1,317)    (773)    (744)    (618)
                        -----     -----      ---      ---      ---
  Income before
  provision for        3,600      1,126    3,844    3,681    1,302
  income taxes

  Provision for        1,100        225    1,208      921      197
                       -----        ---    -----      ---      ---
  Income Taxes

  Net Income          $2,500       $901   $2,636   $2,760   $1,105
                      ------        ---    -----    -----   ------
  Net Income per
  share:               $0.37      $0.14    $0.43    $0.69    $0.43
     Basic:
     Diluted :         $0.36      $0.13    $0.38    $0.57    $0.35
  Weighted average
  shares used in
  calculation:         6,703      6,307    6,185    4,014    2,558
     Basic:
     Diluted :         6,899      6,723    6,929    4,831    3,175
  Long-term          $14,139    $16,634  $17,535  $13,736   $6,896
                     -------    -------  -------  -------   ------
  Obligations
  Total Assets       $77,740    $75,335  $73,795  $64,691  $36,093
                     -------    -------  -------   ------  -------

(1) Certain reclassifications have been made to prior years financial statements to conform to the 1997 presentation. Share and per share amount have been restated to reflect the adoption of SFAS No. 128 (see Note 1).


Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

During the period from January 1, 1995, through December 31, 1997, the number of preschools operated by the Company increased from 193 to 248 and preschool capacity increased from approximately 17,500 to approximately 25,000 children. The Company has achieved this growth primarily by acquiring existing preschools and also by opening new preschools and entering into contracts to manage preschools sponsored by employers. During 1997, the Company acquired or opened 6 preschools and closed 6 preschools. In 1996, the Company acquired or opened a a total of 14 preschools and closed 5 preschools. During 1995, the Company acquired or opened 52 preschools and closed 6 preschools. The results of acquired or disposed preschools are included in the Company's financial statements from the date ofacquisition or until the date of disposition. Accordingly, year-to-year resultsmay fluctuate depending upon the timing of the Company's acquisition of existingpreschools and the opening of new preschools.

Historically, the Company's operating revenues have followed the seasonality of a school year, declining during the summer months and the year-end holiday period.

Results of Operations

      Revenue from Operations

Revenue from operations increased 6% in 1997 to $93,015,000 from $87,480,000 in 1996. Revenues for those preschools open in corresponding time periods in both years increased approximately 4%, with the remainder of the increase due to acquisitions. Approximately 95% of the increase on a same-school basis was due to price increases, and the remainder was due to enrollment increases. Revenue from operations increased 13% in 1996 to $87,480,000 from $77,627,000 in 1995.
Revenues for those preschools open in corresponding time periods in both years increased approximately 3%, with the remainder of the increase due to acquisitions. All of the increase on a same-school basis was due to price increases, as these preschools experienced a decrease in enrollments of approximately 2%. Revenues from operations increased 40% in 1995 to $77,627,000 from $55,323,000 in 1994. Revenues for those preschools open in corresponding time periods in both years increased approximately 3%, with the remainder of the increase due to acquisitions. All of the increase on a same-school basis was due to price increases, as these preschools experienced an enrollment decrease of less than 2%.

      Operating Expenses

Payroll and related expenses as a percentage of total revenues were 52.7%, 53.9% and 54.4% in 1997, 1996 and 1995, respectively. The decreases from 1995 to 1996 to 1997 was due to an increase in supervisory controls and procedures instituted in 1996 and to the Company having raised its tuition rates at a higher rate than its payroll rates.

Other operating expenses were 26.6% of revenues in 1997, 27.3% in 1996 and 25.5% in 1995. The increase in other operating expenses in 1996 from 1995 was due to occupancy expenses (rent, property taxes, utilities and maintenance and repair expenses) increasing at a faster rate than the growth in average preschool revenue. In 1997, the Company had the opposite effect from 1996, in that its revenues on a same center basis increased faster than its occupancy expense.

Administrative expenses as a percentage of total revenue were 8.5% in 1997, 9.2% in 1996, and 8.1% in 1995. The major part of the increase in 1996 was a one-time charge of approximately $800,000 ($600,000 in administrative expense) in the fourth quarter of 1996. The Company recorded this charge to provide for the potential uncollectability of a receivable associated with a management agreement for operation of an employer-sponsored preschool, the costs associated with the possible settlement of a legal matter, and other miscellaneous expenses. Without this charge, administrative expenses for 1996 as a percentage of revenue would have been 8.5%. The increase in 1996 was due to the addition of supervisory and financial personnel to enhance management and financial controls. In 1997, administrative expenses as a percentage of revenue remained flat with 1996 before the one-time charge.

Depreciation and amortization expenses increased by 18% in 1997, 35% in 1996, and 62% in 1995. The increase in 1997 was due to improvements made by the Company in its existing preschools and to acquisitions and startups made in 1997 and 1996. The increases in both 1996 and 1995 were due mainly to the increase in new preschools acquired during those years and to the improvements made by the Company in its existing preschools.

Advertising and promotion expenses as a percentage of revenues declined slightly in 1997 from 1996 and 1995 due to a decrease in expenses at headquarters.

      Other Expense

Interest income in 1997 compared to 1996 increased by $331,000, due to higher average daily cash balances offset somewhat by lower average interest rates in 1997. Interest income in 1996 compared to 1995 decreased by $432,000, due to lower average daily cash balances and to lower average interest rates in 1996. Interest expense decreased by $101,000 in 1997 from 1996 and increased by $112,000 in 1996 from 1995. The decrease in 1997 was due to lower average debt outstanding as the Company paid off more debt than it issued in connection with its addition of preschools and to slightly lower average interest rates. The 1996 increase was due to higher average debt outstanding because of debt issued by the Company in connection with its acquisition of preschools, offset somewhat by lower average interest rates on the Company's outstanding debt. The Company's average interest rates decreased in both 1997 and 1996 due to the decline in variable rates charged on certain Company borrowings, the retirement of higher interest rate debt and the issuance of new debt in connection with its acquisitions at lower average interest rates.

      Income Taxes

The net operating loss carryforwards of the Company are subject to certain rules set forth in the Internal Revenue Code that limit the ability of the Company to use such net operating loss carryforwards to reduce future taxable income.

During 1997 and 1996, the Company reduced its deferred tax asset valuation allowance to recognize a portion of the benefit related to its previously reserved net operating loss carryforwards (see Note 7 to the accompanying financial statements). The impact of the above, after considering alternative minimum tax and the benefit of certain tax exempt income and tax credits, resulted in the Company's effective tax rate decreasing to 20.0% in 1996 from 31.4% in 1995.

The higher effective tax rate in 1997 of 30.6% versus 20.0% in 1996 reflected the fact that the benefit of net operating loss carryforwards in 1997 had a proportionately smaller effect on the larger taxable income in 1997 as compared to 1996.

Liquidity and Capital Resources

Since its inception, the Company has grown primarily through the acquisition of existing preschools. For acquisitions of individual preschools or small chains, it is the Company's general practice to acquire preschools for a combination of cash and notes to sellers. These notes are payable generally over ten years. As of December 31, 1997, the principal amount of such notes outstanding was $11,391,000. Furthermore, the Company seeks whenever possible to lease the preschool facilities on a long-term basis through the exercise of successive options, while avoiding long-term obligations.

For transactions involving the acquisition of larger chains, the Company has relied principally on the issuance of debt and equity securities as payment for a substantial portion of the purchase price. In connection with the acquisition of AFSC in November 1992, the Company issued to the stockholders of AFSC approximately 138,000 shares of Common Stock, as well as shares of Preferred Stock having a liquidation preference of $3,250,000, which were convertible into approximately 591,000 shares of Common Stock. In 1995, shares of Preferred Stock having a liquidation preference of $550,000 were converted into 100,000 shares of Common Stock, in 1996 shares of Preferred Stock having a liquidation preference of $565,000 were converted into approximately 103,000 shares of Common Stock, and in 1997 the remaining shares with a liquidation preference of $2,135,000 were converted into approximately 388,000 shares of Common Stock. In 1995, the Company purchased the assets of its Prodigy Division, consisting of seven community based centers and nine employer-sponsored centers, in a transaction for approximately $5,100,000. This purchase price consisted of
approximately   $2,850,000   in  cash  and   $2,250,000  in  notes  and  assumed
liabilities.

Capital resources for the cash portion of acquisitions have generally been obtained through public and private sales of the Company's securities at various times since inception. In December 1994 and January 1995, the Company obtained net proceeds of approximately $19,550,000 from a public offering of 2,137,500 shares of Common Stock at a price of $10.25 per share (the "1994 Stock Offering").

During 1997, net cash provided by operations was $10,983,000. This internally generated cash along with the issuance of $1,185,000 in debt for the acquisition of property, plant and equipment funded all of the Company's cash needs for repayment of debt, purchases of centers and purchases of property, plant and equipment. During 1997, the Company issued or assumed $480,000 of indebtedness related to acquisitions. As of December 31, 1997, the Company had cash and short-term investment balances of $14,716,000. During 1996, net cash provided by operations was $7,993,000. This internally generated cash funded all of the Company's cash needs for repayment of debt, purchases of centers and purchases of property, plant and equipment. During 1996, the Company issued or assumed $1,054,000 of indebtedness related to acquisitions. During 1995, net cash provided by operations was $4,682,000. This internally generated cash, along with the issuance of $1,483,000 in debt for the acquisition of property, and equipment funded all of the Company's needs for purchases of property, plant and plant and equipment, funded all of the Company's needs for purchases of property, plant andequipment, and $1,213,000 of debt payments. The Company also used $3,115,000 of its cash balances to repay debt. Approximately $9,564,000 of the proceeds from the 1994 stock offering was used for the acquisition or opening of new preschools or elementary programs. During 1995 the Company issued or assumed$7,919,000 of indebtedness related to acquisitions.

The Company's management believes that its internally generated cash will cover its cash requirements for the foreseeable future and, along with its existing cash balances, will allow it to continue to grow through the acquisition of additional preschools and the opening of additional elementary school programs. The Company also has available to it up to $5,000,000 under an unsecured line of credit furnished by a commercial bank. The Company currently has no commitments for capital expenditures, which might be deemed, either individually or in the aggregate, material to its business.


Item 8.  Financial Statements and Supplementary Data


      See Page F.


Item 9.  Change in and Disagreements with Accountants on
Accounting and Financial Disclosure

      None.


                             PART III


Item 10.  Directors and Executive Officers of the Registrant

Information concerning directors required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than April 30, 1998.

Executive Officers

The executive officers of the Company are as follows:

Name                   Age                     Position
-------------------------------------------------------
Richard A. Niglio       55              Chief Executive Officer
and Chairman
Elanna S. Yalow         43              President, Chief Operating
Officer
Randall J. Truelove     49              Vice President, Finance
Jane Delaney            34              Vice President
Frank A. Devine         51              Secretary/General Counsel


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


Richard A. Niglio was appointed Chief Executive Officer of the Company in March 1987. From 1982 until joining CDC, he was President, Chief Executive Officer and a director of Victoria Station Incorporated, a restaurant chain based in Larkspur, California. Mr. Niglio is currently a director of Psychiatric Management Resources, Inc., a company that manages psychiatric partial hospitalization services.

Elanna S. Yalow has been President of the Company since January 19, 1996, and Vice President since April 1992. From July 1989 until April 1992, Dr. Yalow was a self-employed consultant and served as a consultant to the Company during that period. From September 1987 until June 1989, Dr. Yalow attended Stanford University, graduating with a Masters in Business Administration. Dr. Yalow has a doctorate in Educational Psychology from the Stanford University School of Education.

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

Item 11.  Executive Compensation

      Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than April 30, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

      Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than April 30, 1998.


Item 13.  Certain Relationships and Related Transactions


      Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than April 30, 1998.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)1. Financial Statements:  Index to Financial Statements at page F.

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

  10. Material Contracts:


      A.CDC Stock Option Plan, as amended, incorporated by reference to Exhibit 10(A) of S-2 Registration Statement
        No. 33-85878.

      B.Form of Stock Option  Agreement  dated as of June 16, 1992,  between the
        Registrant and each of its non-employee directors, incorporated by reference to Exhibit 10(C) to Registrant's 1993 Form 10-K.

      C.Form of Stock Purchase  Agreement dated March 22, 1993, and Registration
        Rights  Agreement  attached  as  Exhibit  A  thereto,   incorporated  by
        reference to Exhibit 10(H) to S-2 Registration Statement No. 33-70360.

      D.Promissory Note of Richard A. Niglio dated May 28, 1993, in the principal amount of $200,200, and related Pledge Agreement between the Registrant and Mr. Niglio, incorporated by reference to Exhibit 10(I) to S-2 Registration Statement No. 33-70360.

      E.Non-Employee Directors' Stock Option Plan, incorporated by reference to Exhibit 10(J) to S-2 Registration
        Statement No. 33-70360.

      F.Promissory Note of Richard A. Niglio dated December 16, 1994, in the principal amount of $224,475, incorporated by reference to Exhibit 10(I) to Registrant's 1994 Form 10-K.

      G.Non-Employee  Directors'  Stock Option Plan  (Amended and Restated as of
        August  27,  1996,   incorporated  by  reference  to  Exhibit  10(I)  to
        Registrant's 1996 Form 10-K.

      H.Promissory Note of Richard A. Niglio dated October 1,
        1997, in the principal amount of $232,500 filed as an exhibit hereto.*

      I.Non-Employee  Directors'  Stock Option Plan  (Amended and Restated as of
        August 27, 1996), incorporated by reference to Exhibit 10(I) to Registrant's 1996 Form 10-K.

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


        Name of Subsidiary                                State of Incorporation
        Magic Years Child Care and Learning Centers, Inc.     Pennsylvania
        Greentree Learning Center, Inc.                       New Jersey
        Fox Day Schools, Inc.                                 Illinois
        Children's Discovery Centers of Illinois, Inc.        Delaware
        Children's Discovery Centers of Virginia, Inc.        Delaware
        Prodigy Consulting of Flint, Inc.                     Georgia


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


(b) Reports on Form 8-K.

      None.

(c) Exhibits. Exhibits are attached.

(d)   Additional Financial Statements or Schedules.  None.


      *    Attached hereto.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   CHILDREN'S DISCOVERY CENTERS
                         OF AMERICA, INC.

Date: March 31, 1998               By:   s/s  Richard A. Niglio
     -----------------------           -------------------------
                                       Richard A. Niglio
                                       Chairman and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

      Signature              Title                  Date


  s/s Richard A. Niglio     Chairman of the Board   March 31, 1998
  ---------------
      Richard A. Niglio     of Directors, and
                            Chief Executive Officer,
                           (Principal Executive Officer)


  s/s Randall J. Truelove   Vice President, Finance March 31, 1998
  ---------------
      Randall J. Truelove  (Principal Financial Officer
                            and Accounting Officer)


  s/s Mark P. Clein         Director                March 31, 1998
-----------------
      Mark P. Clein


  s/s Michael J. Connelly   Director                March 31, 1998
 ----------------
      Michael J. Connelly


  s/s Robert E. Kaufmann    Director                March 31, 1998
  ---------------
      Robert E. Kaufmann


  s/s W. Wallace McDowell, Jr. Director             March 31, 1998
  ---------------
      W. Wallace McDowell, Jr.


  s/s Myron A. Wick, III    Director                March 31, 1998
  ---------------
      Myron A. Wick, III


  s/s Elanna S. Yalow       Director                March 31, 1998
----------------------
      Elanna S. Yalow

       ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

            INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                            Page

Report of Independent Public Accountants                      F-1

Financial Statements:


      Consolidated Balance Sheets -                           F-2
      December 31, 1997 and 1996

      Consolidated Statements of Income for the               F-3
      Years Ended December 31, 1997, 1996, and 1995


      Consolidated Statements of Stockholders' Equity         F-4
      for the Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the Years     F-5
      Ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements              F-6
                                                     through F-15



All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.














                                 F

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Children's Discovery Centers of America, Inc.:

We have audited the accompanying consolidated balance sheets of Children's Discovery Centers of America, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Children's Discovery Centers of America, Inc., and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.







                               ARTHUR ANDERSEN LLP

San Francisco, California,
February 27, 1998
  (except with respect
  to the matter
  discussed in Note 10,
  as to which the date
  is March 27, 1998)



                              F-15
  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1997 AND 1996 (In thousands except share information)

ASSETS                                          1997          1996
------                                          ----          ----

CURRENT ASSETS:
  Cash and cash equivalents                    $3,763         $4,826
  Short-term investments                       10,953          6,914
  Accounts receivable, net of allowance
    for doubtful accounts of $260 and           2,774          3,308
    $143, respectively
  Prepaid expenses and other                    1,428          1,623
                                                -----          -----
  Total current assets                         18,918         16,671
                                               ------         ------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                          1,659          1,320
  Buildings                                     7,558          6,179
  Furniture, fixtures and equipment            11,477         11,015
  Transportation equipment                      2,370          2,233
  Leasehold improvements                        9,642          8,832
  Construction in Progress                          4            750
  Less:   Accumulated   depreciation   and    (10,194)        (8,798)
   amortization                               ----------     ------

                                               22,516         21,531

INTANGIBLE ASSETS, net                         33,487         35,381
                                               ------          ------

OTHER ASSETS                                    2,819          1,752
                                                -----          -----

Total Assets                                  $77,740        $75,335
                                              =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt           $2,934         $2,095
   Accounts payable                               701            501
   Payroll and related accruals                 3,352          3,090
   Accrued liabilities and other                2,694          1,730
                                                -----          -----

   Total current liabilities                    9,681          7,416
                                                -----          -----
LONG-TERM DEBT, net of current portion         14,139         16,634
                                               ------          ------

ACCRUED STRAIGHT- LINE RENT                     1,091            998
                                                -----            ---
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Special Stock - authorized
   5,000,000 shares; outstanding as:
      Series A Convertible Preferred,
      par value $.01 per share,
liquidation value $0,
      no shares outstanding in 1997 and
      2,135 shares outstanding in 1996              0              0

   Common Stock, par value $.01 per share,
     Authorized     20,000,000     shares,
     outstanding: 6,744,129 in 1997, and          137            133
     6,306,958 in 1996
   Treasury  Stock  (7,200,844 in 1997 and          0              0
     1996)
   Paid-in Capital in Excess of Par            53,011          52,722
   Unrealized     Gain    on    Short-Term         15              0
     Investments
   Loans to Stockholder Officers                 (976)          (710)
   Retained earnings (accumulated deficit)        642         (1,858)
                                                 ----         ------

   Total stockholders' equity                  52,829         50,287
   Total   liabilities  and  stockholders'    $77,740        $75,335
     equity                                   =======        =======



  The     accompanying  notes to consolidated     financial   statements are an
               integral part of these statements.



  CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME

       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (in thousands, except per share data)



                                          1997      1996      1995
                                          ----      ----      ----

REVENUE FROM OPERATIONS                $93,015    $87,480   $77,627

   Payroll and related expenses         49,059     47,131    42,235
   Other center operating expenses      24,783     23,848    19,811
   Administrative expenses               7,937      8,042     6,317
   Depreciation and amortization         6,040      5,118     3,804
   Advertising and promotion               711        898       843
                                           ---        ---       ---

Total operating expenses                88,530     85,037    73,010
                                        ------     ------    ------


INCOME FROM OPERATIONS                   4,485      2,443     4,617


OTHER INCOME (EXPENSE):

   Interest income                         706        375       807
   Interest expense                     (1,591)     (1,692)  (1,580)
                                         ---------  --------- ------



INCOME BEFORE INCOME TAXES               3,600      1,126     3,844


PROVISION FOR INCOME TAXES               1,100        225     1,208
                                         -----        ---     -----

    NET INCOME                          $2,500     $ 901     $2,636
                                        ======     =====     ======

    NET INCOME PER SHARE:

        Basic                            $0.37      $0.14     $0.43
        Diluted                          $0.36      $0.13     $0.38
                                         =====      ======    =====

    WEIGHTED AVERAGE SHARES
OUTSTANDING:

        Basic                            6,703      6,307     6,185
        Diluted                          6,899      6,723     6,929
                                         =====      ======    =====








  The accompanying notes to consolidated financial statements are an integral part of these statements.





        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR                 THE YEARS ENDED  DECEMBER  31,  1997,  1996 AND
                                 1995 (In thousands)
           Series A
          Preferred  Common
            Stock      Stock
          ----------------------
                                                     Unrealized
                                  Paid-In    Loans    Gain    Retained
            Number     Number     Capital    to      (Loss)   Earnings  Total
             of         of        in Excess  Stock-    on    (Accumu-   Stock-
            Shares Amt Shares Amt of Par     Holder   Short   lated    holders'
                                             Officers Term    Deficit)  Equity
                                                      Invest-
                                                      ment

BALANCE,
December 31,  3    $-  5,932 $130  $51,391   $(640)   $(30)   $(5,395) $45,456
1994

Public        -     -    138    1    1,242       -       -        -      1,243
Offering

Exercise of   -     -     34    -       49       -       -        -         49
Options

Preferred
Stock         -     -    100    1       (1)      -       -        -          -
Conversion

Interest and
Loans to      -     -      -    -       42    (143)      -        -       (101)
Stockholder
Officers

Unrealized
Gain on       -     -      -    -        -       -      40        -         40
Short Term
Investments

Net Income    -     -      -    -        -       -       -      2,636    2,636

             -----------------------------------------------------------------

BALANCE,
December 31,  3     -  6,204  132   52,723   (783)      10     (2,759)  49,323
1995

Preferred
Stock        (1)    -    103    1       (1)     -        -         -        -
Conversion

Interest and
Loans to      -     -      -    -        -     73        -         -       73
Stockholder
Officers

Unrealized
Loss on       -     -      -    -        -      -      (10)        -      (10)
Short Term
Investments

Net Income    -     -      -    -        -      -        -       901       901

              -------------------------------------------------------------

BALANCE,
December 31,  2     -  6,307  133   52,722   (710)       -    (1,858)   50,287
1996

Preferred
Stock        (2)    -    388    4       (4)     -        -         -         -
Conversion

Exercise of   -     -     49    -      293      -        -         -       293
Options

Interest and
Loans to      -     -      -    -        -   (266)       -         -      (266)
Stockholder
Officers

Unrealized
Gain on       -     -      -    -        -      -       15         -        15
Short Term
Investments

Net Income    -     -      -    -        -      -        -     2,500     2,500

              -------------------------------------------------------------

BALANCE,
December 31,  -    $-  6,744 $137  $53,011  $(976)     $15      $642   $52,829
1997

              -------------------------------------------------------------

 The                      accompanying    notes   to   consolidated    financial
                          statements are an integral part of these statements.




          CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)




                                            1997      1996      1995
                                            ----      ----      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $2,500    $901       $2,636
   Adjustments  to  reconcile  net income
to net cash
     provided by operating activities:
      Depreciation                           3,166     2,409      1,960
      Amortization                           2,874     2,709      1,844
   Changes in assets and liabilities -
      Accounts receivable                      534    (1,035)    (1,059)

      Prepaid expenses and other               195       941     (1,022)

      Accounts payable                         200      (125)      (172)
      Payroll and related accruals             262       876        527
      Accrued liabilities,  straight-line    1,252     1,317       ( 32)
           rent and other                    -----     -----      -----


Net cash provided by operating activities   10,983     7,993      4,682
                                            ------     -----      -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments      (4,024)   (1,829)   (21,253)

   Proceeds   from  sale  of   short-term        0     2,899     14,599
      investments
   Payments  for  acquisitions  of  child    ( 674)     (874)    (9,089)
      care centers
   Payments for the start-up of centers     (1,155)     (812)     ( 475)

   Purchases  of   property,   plant  and   (3,000)   (3,524)    (4,952)
      equipment, net
   Other, net                               (1,084)      236      ( 496)
                                            --------   -----     ------



   Net cash used for investing activities   (9,937)   (3,904)    (21,666)
                                           --------- ---------    -------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds   from   issuance  of  common       27         -       1,191
     stock, net of issuance costs
   Proceeds  from  issuance of  long-term    1,185       340       1,483
     debt
   Repayments of long-term debt             (3,321)   (2,523)     (4,328)
                                            -------   ------      -------

   Net cash used for financing activities   (2,109)   (2,183)     (1,654)
                                            --------- ---------    -----

   Net  increase  (decrease)  in cash and   (1,063)    1,906     (18,638)
     cash equivalents
CASH AND CASH  EQUIVALENTS,  beginning of    4,826     2,920      21,558
     year                                    -----     -----      ------

CASH AND CASH EQUIVALENTS, end of year      $3,763    $4,826      $2,920
                                            ------     ------     ------






 The                      accompanying    notes   to   consolidated    financial
                          statements are an integral part of these statements.


                CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
                                AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations:

Children's Discovery Centers of America, Inc. and subsidiaries ("the Company") provides preschool child care services at company-operated and employer-sponsored child care centers. At December 31, 1997, the Company operated 248 centers located in 22 states and the District of Columbia with an aggregate licensed capacity of approximately 25,000 children (see Note 2 with respect to the acquisition of centers). The Company provides child care and preschool programs to children primarily between 2 1/2 and six years of age and to a lesser extent, after school programs for older children and infant care.

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Magic Years Child Care and Learning Centers, Inc. ("Magic Years") and Greentree Learning Centers, Inc. ("Greentree"). All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
   Leasehold improvements             3 - 20 years

Depreciation of property, plant and equipment included in the accompanying consolidated statements of income was $3,166,000, $2,409,000, and $1,960,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company expenses repair and maintenance costs as incurred. Repair and maintenance costs included in the accompanying consolidated statements of income amounted to $1,233,000, $1,229,000, and $960,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Revenue recognition:


The Company recognizes child care fees upon delivery of child care service. For employer-sponsored centers, revenue is recognized ratably over contract terms as child care service is provided. The Company's revenue includes $13,186,000, $11,093,000, and $9,195,000 in 1997, 1996, and 1995, respectively, received from various state public assistance programs.

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


The aggregate fair values, amortized cost, gross unrealized holding gain, and gross unrealized holding loss of the major types of debt securities at December 31, 1997, were as follows (in thousands):

                                                Gross Unrealized
                                                     Holding
                     Fair Value  Amortized      Gain        Loss
                                      Cost
Municipal  Bonds and   $10,926     $10,911       $15         $-
Other

The contractual maturities of the Company's debt securities as of December 31, 1997 were all less than two years. The net change in unrealized gain (loss) was a $15,000 gain.

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


Intangible assets:
Intangible assets include goodwill related to the acquisition of child care centers, covenants not to compete and management contracts, as follows (in thousands):

                                           1997           1996
                                           ----           ----

        Goodwill                         $22,225       $ 21,601
        Covenants not to compete          13,688         13,531
        Other intangibles                 7,665           7,676
                                          -----           -----
                                          43,578         42,808
        Accumulated amortization         (10,091)        (7,427)
                                          --------       --------
                                         $33,487       $ 35,381
                                          --------       --------

These assets are being amortized over the following lives: Goodwill from acquisitions of major chains 40 years Goodwill from acquisitions of individual units 15 years Covenants not to compete Life of agreement
                                                            (3 - 15 years)
          Intangibles with management contracts             Life of contract
                                                            (3 - 10 years)


Amortization of intangible assets charged to expense amounted to $2,874,000, $2,709,000, and $1,844,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

Other assets:

Other assets include deferred tax assets related to net operating loss carryforwards and notes receivable. Included in notes receivable are notes from KidActive, LLC (an educational toy company) which may be converted during 1998, and along with the Company's existing shares would give the Company an approximate nineteen percent ownership in KidActive, LLC.

Net income per share:

Effective December 15, 1997, the Company adopted SFAS No. 128 "Earnings Per Share." SFAS No. 128 supersedes APB Opinion 15. As a result, all prior year net income per share information has been restated.


Net income per basic common share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each year. Net income per diluted common and common equivalent share has been computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during each year. Shares issuable upon exercise of outstanding stock options, warrants and convertible securities are included in
the computation using the treasury stock method.

The reconciliation of the numerators and denominators of the basic and diluted net income per share are as follows:

                                          Income       Shares       Per
                                         (Numerator)  (Denominator) Share
                                                                    Amount

For the Year 1995:
   Basic net income per share:
      Income  available  to holders of   $2,636,000   6,185,077      $0.43
      common stock

      Shares  issuable  upon  exercise
      of stock options using                            252,984
      treasury stock method

      Shares   outstanding   based  on
      assumed conversion                                490,909
      of preferred stock

   Diluted net income per share:
                                          ---------    ----------   --------
      Income  available  to holders of
      common stock and                   $2,636,000   6,928,970      $0.38
      common stock equivalents
                                          ---------  ----------     --------

For the Year 1996:
   Basic net income per share:
      Income  available  to holders of     $901,000   6,306,958      $0.14
      common stock

      Shares  issuable  upon  exercise
      of stock options using                             27,601
      treasury stock method

      Shares   outstanding   based  on
      assumed conversion                                388,182
      of preferred stock

   Diluted net income per share:
                                           ---------  ----------   --------
      Income  available  to holders of
      common stock and                     $901,000   6,722,741      $0.13
      common stock equivalents
                                          ---------  ----------     --------

For the Year 1997:
   Basic net income per share:
      Income  available  to holders of   $2,500,000   6,702,607      $0.37
      common stock

      Shares  issuable  upon  exercise
      of stock options using                            196,615
      treasury stock method

   Diluted net income per share:
                                          ---------  ----------    --------
      Income  available  to holders of
      common stock and                   $2,500,000   6,899,222      $0.36
      common stock equivalents
                                          ---------  ----------     --------


Consolidated statements of cash flows:

Cash and cash equivalents include deposits and short-term investments (at cost, which approximates market) with original maturities of three months or less.


The Company made cash payments for interest and income taxes (or received refunds) for the years ended December 31, 1997, 1996 and 1995, as follows (in thousands):

                                     1997        1996       1995
                                     ----        ----       ----
           Interest                 $1,581      $1,693     $1,580
           Income taxes               $918       $(426)    $1,654

Supplemental Schedule of Noncash Investing and Financing Activities:

The Company purchased centers during the years ended December 31, 1997, 1996 and 1995, as follows (in thousands):

                                     1997      1996       1995
                                     ----      ----       ----


Cash payments and/or expenses         $674     $874      $9,089
Notes issued to sellers                480      981       6,416
Liabilities assumed                      -       73       1,503
                               ----------- ----------- ---------
Total value of centers acquired    $ 1,154   $1,928     $17,008
                                   =======    ======    =======

New accounting standards:

In June 1997, the Financial Accounting Standards Boards issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of the standard as required on January 1, 1998 will not have a material impact on the Company's financial statements.

(2) ACQUISITIONS

The Company acquired or started six centers in 1997, fourteen centers during 1996, and a total of fifty-two centers during 1995.

All acquisitions are accounted for as purchases. The cost in excess of the fair value of the net tangible assets acquired was first assigned to certain identifiable intangible assets including covenants not to compete, and management contracts. Any portion of the purchase price remaining after these allocations has been recorded as goodwill.

(3) LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1997 and 1996, (in thousands):

                                   1997       1996
Long-term borrowings:
   Notes payable to banks   (a)  $5,682      $5,244
   Notes payable to sellers (b   11,391      13,485
                                 17,073      18,729
Less - Current portion           (2,934)     (2,095)
                                 -------     -------
                                $14,139     $16,634

  (a) Consists of various secured and unsecured installment and term loans at rates ranging from 4.8% to 13.5%, payable through 2014. The Company is currently obligated under certain loan agreements to maintain minimum balances with lenders of $25,000 in total cash.

  (b) Consists of notes payable to previous owners of child care centers acquired by the Company with interest rates ranging from 8.0% to 11.9% and payable in installments of varying amounts through 2012.

A summary of the maturities of long-term debt is as follows for the years ending December 31 (in thousands):

           1998               $2,934
           1999                2,104
           2000                1,812
           2001                2,373
           2002                2,645
           Thereafter          5,205
                             $17,073


The Company also has available to it up to $5,000,000 under an unsecured line of credit furnished by a commercial bank. Amounts drawn down bear interest of 1.75% above the bank's LIBOR rate and will convert to a five year term loan on August 1, 1998. During 1997 the Company did not use any of the funds available under the line of credit. Under the terms of the agreement the Company is required to maintain certain financial and non-financial covenants.

(4) LEASE OBLIGATIONS


The Company leases certain facilities under operating leases. Total rental expense for facilities under operating leases amounted to $11,605,000, $11,318,000, and $9,342,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

Future minimum payments under operating leases (not including unexercised renewal options) are as follows for the years ending December 31 (in thousands):

           1998               $10,671
           1999                 8,794
           2000                 7,513
           2001                 6,509
           2002                 5,758
           Thereafter          15,039
           Total future minimum
           lease payments     $54,284

Minimum lease payments for operating leases shown above do not include contingent rentals which are based on the consumer price index increases and percentages of revenues. Contingent rentals charged to expense under operating leases amounted to approximately $152,000 in 1997, $219,000 in 1996, and $45,000 in 1995.


Rent expense due under lease agreements with a duration longer than twelve months is recognized on a straight line basis over the term of the lease, excluding unexercised renewal options, in accordance with SFAS No. 13, "Accounting for Leases".

(5)  COMMON STOCK

During 1997 the Company issued 388,182 shares of Common Stock on conversion of 2,135 shares of its Series A Convertible Preferred Stock (see Note 6).

During 1996, the Company issued 102,727 shares of Common Stock on the conversion of 565 shares of its Series A Convertible Preferred Stock (see Note 6).


In January 1995, the Company issued an additional 138,477 shares of Common Stock at $10.25 per share, associated with the Company's December 1994, public offering for net proceeds of $1,243,000, after deducting offering expenses of $83,000 and underwriters discount of $93,000.

During 1995, the Company issued 100,000 shares of Common Stock on the conversion of 550 shares of its Series A Convertible Preferred Stock (see Note 6).

(6)  PREFERRED STOCK


The Company's stockholders, at a special meeting in November 1992, authorized Series A Convertible Preferred Stock. These shares were convertible into the Company's Common Stock at an initial conversion price of $5.50 per share and had a liquidation value of $1,000 per share. If 50% of these shares were not redeemed or converted by November 5, 1997 and the remaining 50% by November 5, 1998, then the conversion price would reset at that time to 70% of the then current market price of the Company's Common Stock. These shareholders were entitled to share on a pro rata basis in any dividends payable with respect to the Common Stock, based on the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock is then convertible.

During 1997, 1996 and 1995, holders of the Series A Convertible Preferred stock exchanged all 3,250 shares of the Series A Convertible Preferred for 590,909 shares of the Company's Common Stock.

(7) INCOME TAXES


At December 31, 1997, the Company has net operating loss carryforwards of approximately $5,200,000. The tax net operating loss carryforwards are available to offset future taxable income, if any, subject to the limitations described below. These carryforwards expire between the years 2001 and 2006.


The Tax Reform Act of 1986 introduced a limitation on the amount of net operating loss, capital loss and tax credit carryforwards that can be used annually. This limitation applies following certain "changes in ownership". This limitation was triggered in 1988 and again in 1991 and 1994 pursuant to public offerings of Common Stock by the Company . As a result of the 1991 change in ownership, beginning in 1992 the net operating loss that the Company may use to offset future taxable income, if any, will be subject to an annual limitation of approximately $350,000. In addition, the Company's subsidiary, Magic Years, has separate net operating loss carryforwards for tax purposes of approximately $900,000 which expire between the years 2001 and 2006. This net operating loss is subject to the "change in ownership" limitation discussed above. The limitation is approximately $100,000 per year.

The Company's subsidiary, Greentree, has separate net operating loss carryforwards for tax purposes of approximately $1,020,000 available to offset future taxable income of Greentree, if any, and expire between the years 2004 and 2006. This net operating loss is subject to the "change in ownership" limitation discussed above. The annual limitation is approximately $188,000.


Given the uncertainty relating to the Company's ability to ultimately benefit from its net operating loss carryforwards due to the annual limitations and that they have to be used by the individual corporations, the Company has provided a valuation allowance against a substantial portion of its net deferred tax asset. In determining the valuation allowance, management considered the likelihood of future levels of taxable income sufficient for the Company to utilize the net operating loss carryforwards within the limitations noted above. The net change in the valuation allowance for the year ended December 31, 1997 was $426,000 of which $195,000 was recognized as a reduction in goodwill.


Approximately $470,000 of the valuation allowance will be allocated to reduce goodwill or acquired noncurrent assets if the net operating losses for Magic Years and Greentree are subsequently recognized.


Deferred  tax  assets  and  liabilities  as of  December  31,  1997  and  1996 consisted of the following:


                                1997              1996
                                ----              ----

Deferred tax assets
  Net   operating    loss       $1,768            $1,972
    carryforwards
  Straight-line rent               425               379
  Other                            760               606
                                   ---               ---
                                 2,953             2,957
                                 -----             -----


Deferred     tax    asset       (1,325)           (1,751)
                               ---------        -----------
valuation  allowance

Deferred tax liabilities
  Depreciation                    (780)             (720)
  Reserves                           -              (252)
  Other                           (  8)             ( 13)
                                  ----             ------
                                  (788)             (985)
                                  ----             ------

Net deferred tax asset            $840              $221
                                  ====              ====


The difference between the statutory Federal income tax rate on income before income taxes and the Company's effective income tax rate is summarized as follows:

                                      Year Ended December 31
                               --------------------------------------
                                   1997        1996         1995
                               --------------------------------------


Statutory  Federal  income tax     34.0%        34.0%       34.0%
rate
State  income  taxes,  net  of      5.0          4.6         3.1
Federal benefit
Change in valuation allowance      (6.4)       (19.6)       (2.9)
Alternative Minimum Tax               -         14.7         -


Tax exempt interest                (3.2)        (7.8)       (2.5)
Other, net                          1.2         (5.9)       (0.3)
                               --------------------------------------
Effective income tax rate          30.6%        20.0%       31.4%
                               --------------------------------------

Income tax expense consisted of the following:

                                      Year Ended December 31
                               --------------------------------------
                                   1997        1996         1995
                               --------------------------------------

Federal:
      Current                  $1,445           $270        $855
      Deferred                   (617)          (124)        171
State:

      Current                     300             79         126
      Deferred                    (28)             -          56
                                 -----          ----        ----
                                $1,100          $225      $1,208
                                ==========      ====      ======

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

In the ordinary course of business, the Company is subject to various legal matters including certain employee related matters. In the opinion of management, after discussion with counsel, the ultimate outcome of these legal matters will not materially impact the Company's financial position.



(9)  STOCK OPTIONS AND WARRANTS

Employee Stock Option Plan


The Company has a stock option plan pursuant to which options for the purchase of up to 800,000 shares of its Common Stock may be granted to officers and employees. The exercise price is required to be at least the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The plan will terminate on November 8, 1999. As of December 31, 1997, options for 715,289 shares have been granted and remain outstanding under this plan.

Non-Employee Director Stock Option Plan


During 1993, the Board of Directors adopted and the stockholders approved a Non-Employee Director Stock Option Plan, pursuant to which non-qualified options for a maximum of 180,000 shares may be granted to the Company's non-employee directors under the plan. The plan will terminate on October 14, 2003. As of December 31, 1997, options for 122,500 shares have been granted and remain outstanding under this plan.

Options not issued under plans


The Company has also issued options outside of either of the above two plans in 1994 and earlier. The exercise price for these non-qualified options is required to be at least the fair market value of the common stock on the date of the grant, as determined by the Board of Directors. Options for 90,376 shares have been granted and remain outstanding at December 31, 1997.


The Company accounts for the Plans under APB Opinion No. 25, and accordingly no compensation cost has been recognized, as under the option Plans, the option exercise price equals the market value of the Company's stock on the date of grant. SFAS No. 123 "Accounting for Stock-Based Compensation" is effective for fiscal years beginning after December 15, 1995 (i.e. calendar 1996). If fully adopted, SFAS No. 123 changes the methods for recognition of compensation cost on the Company's stock option plans. Adoption of SFAS N0. 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 beginning in 1995 are presented below. The Plans' options vest over four years, and all options expire after ten years.


Had compensation cost for the Plans and other options issued been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the
Company's net income (and earnings per share) would have been reduced to the following pro forma amounts:

                        1997      1996     1995
                        ----      ----     ----

  Net      As           $2,500    $901    $2,636
income:    Reported
           Pro Forma    $2,309    $176    $2,603
  Basic    As           $ 0.37   $0.14     $0.43
EPS:       Reported
           Pro Forma    $ 0.34   $0.03     $0.42
  Diluted  As           $ 0.36   $0.13     $0.38
EPS:       Reported
           Pro Forma    $ 0.33   $0.03     $0.38


The significant decrease in pro forma net income in 1996 reflects additional compensation cost associated with the repricing of options during 1996 to reduce the exercise price of the options to the current fair market value of the common stock of the Company. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company stock option plan at December 31, 1997, 1996 and 1995, and changes during the years then ended is presented in the table and narrative below:

                        1997             1996             1995
                  ---------------- ------------------ ----------------
                          WEIGHTED          WEIGHTED         WEIGHTED
                          AVERAGE           AVERAGE          AVERAGE
                          EXERCISE          EXERCISE         EXERCISE
                  SHARES   PRICE   SHARES    PRICE   SHARES   PRICE
                  ------- -------- ----------------- -----------------

Outstanding at    808,840   $5.37  648,338    $8.06  646,838    $7.81
beg. of year               $ 7081            $ 7081            $ 7081
Granted           186,500   $4.94  592,502    $5.20   17,500   $16.38
Exercised         (49,259)  $5.96       0     $0.00   (6,950)   $6.99
Canceled          (17,916)  $4.80 (432,000)   $9.16   (9,050)   $8.25
                  --------         ---------          -------

Outstanding at    928,165   $5.27  808,840    $5.37  648,338    $8.06
                  -------          -------           -------
end of year
Exercisable at    728,679          647,875           506,233
end of year
Weighted average            $2.10             $1.82            $6.73
  fair value
  of options
  granted
                  ----------------------------------------------------





                  OUTSTANDING AND EXERCISABLE BY PRICE RANGE

                             As of December 31, 1997




    Range of      Number      Weighted     Weighted   Number       Weighted
    Exercise     Outstanding  Average      Average    Exercisable  Average
     Price                    Remaining    Exercise                Exercise
                              Contractual   Price                  Price
                              Life
   ------------------------------------------------------------------------

   $3.63 - $4.88   283,415     8.06         $4.78       114,230     $4.74
   $5.25 - $5.25   455,000     6.54         $5.25       428,765     $5.25
   $5.50 - $6.00   185,250     4.31         $6.00       184,784     $6.00
   $7.00 - $7.50     4,500     4.83         $7.50           900     $7.50
   -------------   -------     ----         -----         -----     -----
   $3.63 - $7.50   928,165     6.55         $5.27       728,679     $5.36
   $7.50


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995, respectively: weighted average risk-free interest rates of 5.0% to 6.7%; expected dividend yield of 0%; expected lives of two years from vest date; expected volatility of 50%.


(10)  SUBSEQUENT EVENT - ACQUISITION OF THE COMPANY


On March 27, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Knowledge Beginnings, Inc., a privately-owned education services company ("Parent") and its wholly-owned subsidiary, KBI Acquisition, Corp. ("Purchaser"). Under the Agreement, Purchaser will undertake a tender offer (supported by the Board of Directors) for all outstanding shares of CDC common stock at a net price of $12.25 per share in cash and, following consummation of the tender offer, will effect a merger with the Company (the "Merger"). Pursuant to the Merger, all outstanding shares of CDC common stock not acquired in the tender offer will be converted into the right to receive $12.25 per share in cash, and the Company will become a wholly-owned subsidiary of Parent. Holders of 1,363,700 shares of CDC common stock have simultaneously entered into a support agreement pursuant to which they have agreed to tender their shares and under certain circumstances sell their shares to Parent for $12.25 per share in cash. The Company has also granted Parent an option to purchase 1,342,155 previously unissued shares of CDC common stock (equal to 19.9% of the outstanding shares of the Company) under certain circumstances for $10.125 per share. The tender offer will be initiated upon certain filings by Purchaser and the Company. The completion of the tender offer is subject to certain conditions, including Purchaser's receipt of at least a majority of the outstanding shares calculated on a full-diluted basis and receipt of certain regulatory approvals. Consummation of the Merger is also subject to certain conditions including stockholder approval, if legally required.

Dr. Elanna S. Yalow, President and Chief Operating Officer, has entered into an employment agreement with Parent to become effective on a date selected by Parent (the "Effective Date") between the consummation of the tender offer and consummation of the Merger. Richard A. Niglio, Chief Executive Officer and Chairman of the Board, has entered into a two year consulting agreement with the Company to become effective on the Effective Date, at which time will resign as Chief Executive Officer and Chairman of the Board. Employment contracts between the Company and Randall J. Truelove, Vice President of Finance, Jane Delaney, Vice President, and Frank A. Devine, Secretary, will become effective on the Effective Date.

Also, subject to consummation of the Merger, the Company has accelerated the vesting of all outstanding stock options whether issued under Company plans or otherwise (see Note 9), and the Company will offer to redeem all such options, upon consummation of the Merger, for cash at a net price equal to $12.25 per share, less the underlying exercise price of the option, any withholding taxes due with respect to such redemption, and the balance of any loans then outstanding from the Company to the optionholder.

                                  EXHIBIT INDEX




      Item No.   Item Title                  Sequentially Numbered Page


        23       Consent of Arthur Andersen LLP       1
                 Dated:  March 27, 1998

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



San Francisco, California
  March 27, 1998