Form 10-K/A
period 1997-12-31
CHILDRENS DISCOVERY CENTERS OF AMERICA INC
filed 1998-05-01
CIK 775820

                               WASHINGTON, D.C.  20549

                           -------------------------------

                                     FORM 10-K/A
                             AMENDMENT NO. 1 TO FORM 10-K

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                          OR
                    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO           .
                               ----------    ----------

                            COMMISSION FILE NUMBER 0-14368

                    CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.
                (Exact name of registrant as specified in its charter)

                    DELAWARE                             06-1097006
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

851 IRWIN STREET, SUITE 200 SAN RAFAEL, CALIFORNIA         94901
     (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code:  (415) 257-4200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
    -------------------                    ------------------------------------
          NONE                                        NOT APPLICABLE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, PAR VALUE $.01 PER SHARE
                        --------------------------------------
                                   (Title of Class)

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
                                                                  YES  X  NO
                                                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                 [   ]

The aggregate market value of voting stock held by nonaffiliates of the registrant on March 20, 1998 was approximately $61,273,778. On such date, the last sale price of registrant's common stock was $10.625 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of registrant have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such individuals are, in fact, affiliates of registrant.

As of March 20, 1998 the Registrant had outstanding 6,744,499 shares of Common Stock, $.01 par value.

                                        INDEX



     The following Items have been amended and restated in their entirety:


     Item No.    Item Title
     --------    ----------

1.   Item 10     Directors and Executive Officers of the Registrant

2.   Item 11     Executive Compensation

3.   Item 12     Security Ownership of Certain Beneficial Owners and Management

4.   Item 13     Certain Relationships and Related Transactions


     All other Items have been restated without amendment.

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

GENERAL

Children's Discovery Centers of America, Inc. and Subsidiaries ("the Company"), is a leading chain of preschools in the United States providing educational services for children of both preschool and elementary school age, operating as of December 31, 1997, 248 preschools in 22 states and the District of Columbia with an aggregate licensed capacity of approximately 25,000 children. The Company provides programs to children primarily between 21/2 and six years of age as well as after school programs for school age children and infant care. The Company's school age programs include private academic programs for children in kindergarten through eighth grade, before and after school programs and summer camps.

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

                                        1993    1994     1995    1996     1997
                                        ----    ----     ----    ----     ----
 Open at beginning of period             131     154      193     239      248
 Opened during period(a)                  26      42       52      14        6
 Closed during period                     (3)     (3)      (6)     (5)      (6)
                                          ---     ---      ---     ---      ---
 Open at end of period                   154     193      239     248      248
                                         ---     ---      ---     ---      ---
 Net increase                             23      39       46       9        0
                                          --      --       --       -        -
 Approximate school capacity
   (at end of period)                 13,000  17,500   23,500  24,500   25,000
 Average percentage occupancy(b)          72%     73%      71%     69%      69%

------------------------
(a) Includes preschools acquired, new preschools opened and employer-sponsored preschools which the Company commenced operating under management contracts. Does not include preschools acquired during the period that were operated by the Company in prior periods under management contracts.

(b) Average percentage occupancy is calculated by dividing revenue from operations of all of the Company's preschools (other than preschools operated on a management fee basis) for the respective periods by the product of (i) preschool capacity for all of the Company's preschools (other than those operated on a management fee basis) and (ii) the weighted average of the basic tuition rate for full-time four-year old children at all such preschools for the respective periods. The Company uses the tuition rate for four-year olds for purposes of this calculation because that rate has historically represented the rate paid for more than 50% of the total children of all ages enrolled in the Company's preschools.

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

EMPLOYER CHILD CARE SERVICES

As of December 31, 1997, the Company operated 58 employer-sponsored preschools, of which 19 were operated for hospitals or other health care facilities, 21 for governmental units and 18 for private sector companies, including TRW Space and Electronics, Inc., and an affiliate of Southern New England Telecommunications Corp. Of the 58 employer-sponsored preschools, 17 are operated by the Company under management contracts pursuant to which the Company receives a fixed fee, and the balance are operated with one or more types of employer subsidies, generally in the form of tuition subsidies, free or reduced rent or through the provision of services. During 1995, the Company acquired the business of Prodigy which managed, at the time of acquisition, nine employer-sponsored preschools.

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

INSURANCE

The Company maintains comprehensive general liability insurance that provides coverage for both bodily injury and property damage claims up to a total of $15 million. The primary general liability policy has a limit of $1 million per occurrence, and the Company maintains an excess umbrella liability policy that provides coverage for an additional $14 million, for a total liability insurance of $15 million. The Company believes such insurance coverage is adequate. The Company has procured limited coverage for child physical and sexual abuse claims, subject to a $1,000,000 annual aggregate limitation. To date, the Company has not incurred any liability with respect to any claims of abuse.

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

The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime compensation and working conditions. Less than 5% of the Company's personnel are paid at rates equal to the Federal minimum wage and, accordingly, increases in the minimum wage should not materially increase the Company's labor costs.

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

ITEM 2.  PROPERTIES

As of December 31, 1997, the Company operated 248 school programs in 22 states and the District of Columbia, located as follows:

         LOCATION       NUMBER OF         LOCATION        NUMBER OF
                         CENTERS                           CENTERS
      ------------------------------------------------------------------
       Pennsylvania       49         Oregon                   5
       California         48         Nebraska                 5
       Connecticut        24         Kansas                   5
       New Jersey         21         Rhode Island             3
       Indiana            11         Alabama                  3
       Illinois           11         Virginia                 3
       New York           11         Michigan                 3
       Massachusetts      10         Texas                    2
       Washington          9         Delaware                 2
       Wisconsin           7         Washington D.C.          1
       Georgia             7         Florida                  1
       Maryland            7

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

ITEM 6.  SELECTED FINANCIAL DATA

            CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      (in thousands, except per share data) (1)

                                   1997       1996       1995       1994       1993
                                   ----       ----       ----       ----       ----
 Revenue from Operations         $ 93,015   $ 87,480   $ 77,627   $ 55,323   $ 38,564
 Operating Expenses                88,530     85,037     73,010     50,898     36,644
                                   ------    -------     ------     ------     ------
 Income from Operations             4,485      2,443      4,617      4,425      1,920
 Other Expense, net                  (885)    (1,317)      (773)      (744)      (618)
                                     ----     ------       ----       ----       ----
 Income before provision
 for income taxes                   3,600      1,126      3,844      3,681      1,302
 Provision for Income Taxes         1,100        225      1,208        921        197
                                    -----        ---      -----        ---        ---

 Net Income                      $  2,500   $    901   $  2,636   $  2,760   $  1,105
                                 --------   --------   --------   --------   --------
 Net Income per share:
      Basic:                     $   0.37   $   0.14   $   0.43   $   0.69   $   0.43
      Diluted :                  $   0.36   $   0.13   $   0.38   $   0.57   $   0.35
 Weighted average shares
 used in calculation:
      Basic:                        6,703      6,307      6,185      4,014      2,558
      Diluted :                     6,899      6,723      6,929      4,831      3,175
 Long-term Obligations           $ 14,139   $ 16,634   $ 17,535   $ 13,736   $  6,896
                                 --------   --------   --------   --------   --------
 Total Assets                    $ 77,740   $ 75,335   $ 73,795   $ 64,691   $ 36,093
                                 --------   --------   --------   --------   --------

(1) Certain reclassifications have been made to prior years financial statements to conform to the 1997 presentation. Share and per share amount have been restated to reflect the adoption of SFAS No. 128 (see Note 1).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the period from January 1, 1995, through December 31, 1997, the number of preschools operated by the Company increased from 193 to 248 and preschool capacity increased from approximately 17,500 to approximately 25,000 children. The Company has achieved this growth primarily by acquiring existing preschools and also by opening new preschools and entering into contracts to manage preschools sponsored by employers. During 1997, the Company acquired or opened 6 preschools and closed 6 preschools. In 1996, the Company acquired or opened a total of 14 preschools and closed 5 preschools. During 1995, the Company acquired or opened 52 preschools and closed 6 preschools. The results of acquired or disposed of preschools are included in the Company's financial statements from the date of acquisition or until the date of disposition. Accordingly, year-to-year results may fluctuate depending upon the timing of the Company's acquisition of existing preschools and the opening of new preschools.

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

During 1997, net cash provided by operations was $10,983,000. This internally generated cash along with the issuance of $1,185,000 in debt for the acquisition of property, plant and equipment funded all of the Company's cash needs for repayment of debt, purchases of centers and purchases of property, plant and equipment. During 1997, the Company issued or assumed $480,000 of indebtedness related to acquisitions. As of December 31, 1997, the Company had cash and short-term investment balances of $14,716,000. During 1996, net cash provided by operations was $7,993,000. This internally generated cash funded all of the Company's cash needs for repayment of debt, purchases of centers and purchases of property, plant and equipment. During 1996, the Company issued or assumed $1,054,000 of indebtedness related to acquisitions. During 1995, net cash provided by operations was $4,682,000. This internally generated cash, along with the issuance of $1,483,000 in debt for the acquisition of property, plant and equipment, funded all of the Company's needs for purchases of property, plant and equipment and $1,213,000 of debt payments. The Company also used $3,115,000 of its cash balances to repay debt. Approximately $9,564,000 of the proceeds from the 1994 stock offering was used for the acquisition or opening of new preschools or elementary programs. During, 1995, the Company issued or assumed $7,919,000 of indebtedness related to acquisitions.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD BIOGRAPHICAL INFORMATION

     The persons named below are the current members of the Board of Directors. The following sets forth as to each director his or her age (as of March 27, 1998), principal occupation and business experience, and the period during which he or she has served as a director.

    NAME                                                AGE   DIRECTOR SINCE
    ----                                                ---   --------------
    Richard A. Niglio(1)(2) . . . . . . . . . . . . .    55       1987
    Elanna S. Yalow . . . . . . . . . . . . . . . . .    43       1996
    W. Wallace McDowell, Jr.(4) . . . . . . . . . . .    61       1984
    Robert E. Kaufmann(3) . . . . . . . . . . . . . .    57       1985
    Michael J. Connelly(1)(2)(3). . . . . . . . . . .    47       1992
    Mark P. Clein(2). . . . . . . . . . . . . . . . .    38       1991
    Myron A. Wick, III(1)(4). . . . . . . . . . . . .    54       1993

-----------

(1)  Member of the Executive Committee.

(2)  Member of the Audit Committee.

(3)  Member of Quality Committee.

(4)  Member of Compensation Committee.

     The following is a brief summary of the background of each director of the
Company:

     Richard A. Niglio was appointed Chief Executive Officer of the Company in March 1987. From 1982 until joining the Company, he was President, Chief Executive Officer and a director of Victoria Station Incorporated, a restaurant chain based in Larkspur, California. From 1971 until 1982, Mr. Niglio was President of Mr. Donut of America, Inc., a wholly-owned subsidiary of International Multifoods Corp. Mr. Niglio is currently a director and member of the Compensation Committee of the Board of Directors of PMR Corporation, a manager of psychiatric partial hospitalization services.

     Elanna S. Yalow has been President and a director of the Company since January 1996. Dr. Yalow was retained by the Company from July 1989 until
April 1992, as a self-employed consultant to develop the Company's employee-sponsored business. She was appointed as a Vice President in 1992 and was promoted to Executive Vice President in 1994. From September 1987 until June 1989, Dr. Yalow attended Stanford University Graduate School of Business, graduating with a Masters degree in Business Administration. Dr. Yalow has a doctorate in Educational Psychology from the Stanford University School of Education.

     W. Wallace McDowell, Jr. has been a director of the Company since November 1984. Mr. McDowell is currently a private investor. From January 1991 until October 1994, Mr. McDowell was a Managing Director of Morgan Lewis Githens & Ahn, the general partner of an investment partnership concentrating on leveraged transactions. Mr. McDowell was Chairman and Chief Executive Officer of The Prospect Group, Inc. from November 1983 to January 1990. Mr. McDowell is a director of U.S. HomeCare Corporation, a provider of comprehensive home health care services; Excelsior Funds, a group of mutual funds; and I.T.I. Technologies, Inc., a manufacturer of home security devices.

     Robert E. Kaufmann has been a director of the Company since July 1985. Since June 1, 1995, Mr. Kaufmann has been an executive search consultant for Spencer Stuart. From 1980 until July 1994, Mr. Kaufmann was Headmaster of Deerfield Academy, Deerfield, Massachusetts. From 1971 to 1975, he was Assistant Dean and from 1975 to 1980 Associate Dean for Finance and Administration, Faculty of Arts and Sciences, Harvard University.

     Michael J. Connelly has been a director of the Company since November 1992. Since April 1987, Mr. Connelly has been President of Lepercq Capital Management, Inc., the venture capital subsidiary of Lepercq de Neuflize & Co. Inc., a New York-based portfolio management and investment banking firm, and the Managing General Partner of LN Investment Capital Limited Partnership ("LNIC"). He is also Chairman, Chief Executive Officer and a director of The MNI Group, Inc., a public company engaged in the weight-control and health and beauty aid businesses. Mr. Connelly was originally nominated for election as a director pursuant to an agreement entered into in connection with the Company's acquisition of American Family Service Corporation ("AFSC") in November 1992 (the "AFSC Agreement"). See "Certain Relationships and Related Transactions."

     Mark P. Clein has been a director of the Company since April 1991. Since May 1996, Mr. Clein has been Chief Financial Officer of PMR Corporation, a manager of psychiatric partial hospitalization services. Mr. Clein was a Managing Director of Jefferies & Co., Inc., an investment banking firm, from August 1995 to May 1996. Mr. Clein was a Managing Director of Rodman & Renshaw Inc., an investment banking firm, from March 1993 until March 1995, and a director of Mabon Securities Corp., an investment banking firm, from March to August 1995. Mr. Clein was a Vice President of Sprout Group, the venture capital affiliate of Donaldson, Lufkin & Jenrette, Inc., from May 1991 until March 1993. From January 1989 to April 1991, Mr. Clein served as acting Chief Executive Officer of Magic Years Child Care & Learning Centers, Inc., an operator of child care centers located in the Northeast acquired by the Company in April 1991, and served as Chairman of the Board from March to September 1990. From 1982 until February 1990 and from August 1990 to May 1991, Mr. Clein was a Vice President of Merrill Lynch Venture Capital, Inc.

     Myron A. Wick, III has been a director of the Company since June 1993. Since 1988, Mr. Wick has been a Managing Director of McGettigan, Wick & Co., Inc., a private investment banking firm. Since 1991, Mr. Wick has been a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P., a merchant banking fund. Mr. Wick is a director of the following public companies: NDE Environmental Corporation, which provides systems and services to detect leaks in underground storage tanks; Phoenix Network, Inc., a reseller of long distance telephone service; Sonex Research, Inc., which is engaged in development of fuel combustion technology; WrayTech Instruments, Inc., which manufactures and sells industrial weighing gauges; Modtech, Inc., which designs, manufactures and installs modular relocatable classrooms; and DIGITAL DICTATION, INC., a medical transcription firm which supplies services to hospitals and medical groups.

COMMITTEES OF THE BOARD OF DIRECTORS; BOARD OF DIRECTORS MEETINGS

     During 1997, the Company's Board of Directors met five (5) times. There are four standing committees of the Board of Directors, the functions of which are described below.

AUDIT COMMITTEE. The functions of the Audit Committee are to recommend to the Board the appointment of independent public accountants for the Company and the terms of their engagement, and to review, coordinate, analyze and assess financial information presented to it by the independent public accountants and the Chief Financial Officer of the Company. The Audit Committee is comprised of Messrs. Connelly, Clein and Niglio. The Audit Committee met once during 1997.

COMPENSATION COMMITTEE. The task of the Compensation Committee is to review and determine levels of executive compensation for the Company, as well as to administer the Company's Stock Option Plan. The

Compensation Committee is comprised of Messrs. McDowell and Wick. The Compensation Committee took action by unanimous written consent three times during 1997.

EXECUTIVE COMMITTEE. During intervals between the meetings of the Board of Directors, the Executive Committee exercises all the powers of the Board (except those specifically reserved by Delaware law to the full Board of Directors) in the management and direction of the business of the Company in all cases in which specific directions have not been given by the Board. The Executive Committee is comprised of Messrs. Connelly, Wick and Niglio. The Executive Committee did not meet during 1997.

QUALITY COMMITTEE. The Quality Committee is charged with the task of establishing and implementing policies and procedures in the following areas: curriculum, training, safety and remediation. The Quality Committee is comprised of Mr. Kaufmann and Mr. Connelly. The Quality Committee met once during 1997.

     There is no nominating committee or any committee performing similar functions. The Board determines nominees for election to the Board, subject to any applicable agreements giving certain persons the right to designate a nominee.

     During 1997, no director attended fewer than 75% of the aggregate of the total number of meetings of the Board or the total number of meetings of the Committees on which any individual director served, except Mr. McDowell, who was unable to attend two meetings of the Board.

COMPENSATION OF DIRECTORS

     Directors of the Company are reimbursed for actual expenses incurred in connection with attendance at the Company Board and Committee meetings. Directors who are employed by the Company receive no director fees, while other directors each receive a retainer of $10,000 a year, plus $1,000 for attendance at each Board meeting and $500.00 for attendance at each Committee meeting. Directors who are employees of the Company receive no additional compensation for their services as directors. However, such directors are reimbursed for their reasonable expenses incurred in connection with attendance at or participation in meetings of the Board of Directors or committees of the Board of Directors.

     During 1993, the Company established a Non-Employee Directors' Stock Option Plan ("Directors' Plan") and authorized the reservation of 180,000 shares of Common Stock for issuance thereunder. Pursuant to the Directors' Plan, effective as of December 9, 1993 (the date on which an underwritten public offering of its Common Stock was commenced (the "1993 Public Offering")), each of the non-employee directors of the Company (consisting of Messrs. McDowell, Kaufmann, Clein, Connelly and Wick) received an option to purchase 11,500 shares of Common Stock at an exercise price of $8.00 per share, which was the offering price of the Common Stock in the 1993 Public Offering. In addition, pursuant to the Directors' Plan, upon reelection to the Board following the Company's annual meeting in 1995 and 1996, each non-employee director received an option to purchase 3,500 shares of Common Stock at exercise prices of $16.38 and $7.63 per share, respectively. No director is entitled to receive, in the aggregate, options to purchase more than 30,000 shares of Common Stock under the Directors' Plan. In August 1996, the Directors' Plan was amended to eliminate the automatic grant of stock options upon reelection to the Board of Directors of any person and to authorize the Board (or the Compensation Committee) to "grant options" on a discretionary basis to non-employee directors in such amounts as the Board or the Committee deems appropriate and with no individual limitation. Simultaneously, each non-employee director was granted options for 6,000 shares under the Directors' Plan, one-third of which were immediately exercisable and an additional one-third exercisable on each of the first two anniversaries of the date of grant. Options granted under the Directors' Plan have an exercise price equal to the fair market value of the Common Stock on the date of grant. All options granted under the Directors' Plan will expire ten years from the date of grant.

COMPLIANCE WITH SECTION 16() OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership of Common Stock on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5 and to furnish the Company with copies of all forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with in 1997, except that (a) on April 3, 1998, Mr. Niglio reported the grant, on April 2, 1997, of options for 25,000 shares of common stock, (b) on April 3, 1998 Dr. Yalow reported the grant, on April 2, 1997, of options for 100,000 shares of common stock and (c) on April 3, 1998, Mr. Devine reported the grant, on April 2, 1997, of options for 10,000 shares of common stock.


EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

NAME                          AGE         POSITION
--------------------------------------------------------------------------------
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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of annual and long-term compensation earned by or paid to the Named Officers for services rendered to the Company during each of the last three fiscal years:

                              SUMMARY COMPENSATION TABLE


                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                                                             AWARDS
                                                               ANNUAL                    ---------------
NAME AND PRINCIPAL POSITION                    -----------------------------------------
---------------------------
                                                                                           SECURITIES
                                                                          OTHER ANNUAL     UNDERLYING
                                                   SALARY      BONUS      COMPENSATION    OPTIONS/SARS
                                         YEAR        ($)        ($)            ($)             (#)
                                       --------  ----------- ----------  --------------- ---------------
Richard A. Niglio. . . . . . . . .       1995     $295,000        $0           $0                  0
Chairman and                             1996     $295,000        $0           $0             40,000
Chief Executive Officer                  1997     $295,000   $86,040           $0             25,000
Elanna S. Yalow. . . . . . . . . .       1995      $95,000        $0           $0                  0
President and                            1996     $125,000        $0           $0             20,000
Chief Operating Officer                  1997     $150,000   $43,750           $0            100,000
Randall J. Truelove. . . . . . . .       1995      $95,000        $0           $0                  0
Vice President and                       1996      $95,000        $0           $0             12,000
Chief Financial Officer                  1997      $95,000   $27,710           $0                  0
Frank A. Devine. . . . . . . . . .       1995      $95,000        $0           $0                  0
Secretary                                1996      $95,000        $0           $0             12,000
                                         1997      $95,000   $27,710           $0             10,000
Jane A. Delaney. . . . . . . . . .       1995      $58,542        $0           $0                  0
Vice President                           1996      $71,750    $5,681           $0              4,000
                                         1997      $80,875   $24,790           $0             10,000



     The following table contains information concerning the grant of stock options made to the Named Officers during the fiscal year ended December 31, 1997 under the Company's Stock Option Plan or otherwise:

                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
                       STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF STOCK
                                                                                                PRICE APPRECIATION FOR
                                                           INDIVIDUAL GRANTS                         OPTION TERM(1)
                                          ------------------------------------------------------  ----------------------
                                           NUMBER OF    % OF TOTAL
                                          SECURITIES      OPTIONS
                                          UNDERLYING    GRANTED TO
                                            OPTIONS      EMPLOYEES     EXERCISE OR
                                            GRANTED      IN FISCAL     BASE PRICE    EXPIRATION      5%            10%
                                             (#)          YEAR          ($/SH)         DATE         ($)            ($)
                                          -----------    ----------    -----------   ----------  --------       --------
          Richard A. Niglio. . . . . . .    25,000        13.4           4.88         4/1/07      $76,647       $194,237
          Elanna S. Yalow. . . . . . . .   100,000        53.6           4.88         4/1/07     $307,000       $777,000
          Frank A. Devine. . . . . . . .    10,000         5.4           4.88         4/1/07      $30,700        $77,000
          Jane A. Delaney. . . . . . . .    10,000         5.4           4.88         4/1/07      $30,700        $77,000



-----------

(1) Amounts indicated under the "Potential Realizable Value" columns above have been calculated by multiplying the market price on the date of grant by the annual appreciation rate shown (compounded for the term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options.

     Except as disclosed above, no other grants of stock options were made in the fiscal year ended December 31, 1997 to any of the Named Officers. No stock options were exercised by any of the Named Officers during the fiscal year ended December 31, 1997, except as set forth below:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION/SAR VALUES

                               Shares        Value  Realized          Number of Securities         Value of Unexercised
                            Acquired on       (Market Price        Underlying Unexercised           In-the-Money Options
                             Exercise        at Exercise Less        Options at FY-End(#)               at FY End(1)
                                                                     ------------------          ----------------------------
Name                            (#)           Exercise Price)    Exercisable    Unexercisable    Exercisable    Unexercisable
----                        -----------      ----------------    -----------    -------------   ------------    -------------
Richard A. Niglio. . . . .   38,750              67,813          340,364            36,168      $3,318,548       $352,638
Elanna S. Yalow. . . . . .        0                   0           86,722            79,333        $845,536       $773,500
Randall J. Truelove. . . .    3,300               6,875           49,155             5,600        $479,261        $54,600
Frank A. Devine. . . . . .    2,500               4,375           52,955            12,600        $516,311       $122,850
Jane A. Delaney. . . . . .        0                   0            6,133             8,867         $59,800        $86,450

-----------



(1) Based upon the per share closing price of the Common Stock on December 31, 1997, which was $9.75.

EXECUTIVE COMPENSATION

     GENERAL

     The Company's compensation program for executive officers is administered by the Compensation Committee of the Board of Directors (the "Committee"), which consists of two non-employee members of the Board of Directors, W. Wallace McDowell, Jr. and Myron A. Wick, III. The compensation program is comprised of three elements: (i) base salary, (ii) annual incentive compensation, and
(iii) long-term incentive compensation in the form of stock options. Generally, the philosophy of the program is to set base salaries somewhat below competitive levels to permit the Company to rely to a large degree on the annual and long-term incentive compensation components, which are more closely linked to Company performance; each year's annual incentive compensation is directly linked to the Company's earnings in that year, while stock options indirectly reflect the Company's performance through changes in the market price of the Common Stock.

     With respect to base salary for executive officers other than Mr. Niglio, the Committee reviews and generally accepts recommendations of Mr. Niglio, who is in the best position to evaluate performance, competitive salaries and relative company rank. The Committee reserves the right, however, to question Mr. Niglio's recommendation and to discuss with him the bases for his recommendations.

     The base salary of Mr. Niglio is determined by the Committee upon an evaluation of his overall job performance, with consideration given to both quantitative and qualitative factors. Quantitative factors include the growth in Company revenues, achievement of forecasted working capital position and the progress made in expansion of the business through acquisition of additional child care centers. Qualitative factors include Mr. Niglio's leadership qualities, his impact on employee morale and his ability to enhance the Company's industry reputation. Mr. Niglio's base salary for 1996 and 1997 of $295,000 was not increased over his 1995 base salary. The Board of Directors increased Mr. Niglio's base salary for 1998 to $350,000.

     With respect to the annual incentive compensation component, in 1992 the Company established an incentive plan which provides for the creation of an incentive bonus pool in each year from which payments are made to executive officers based on the Company's earnings in that year. The portion of the incentive pool each officer is eligible to receive is based on the officer's base salary as a percentage of the aggregate base salary of all participating officers. In 1996, the Company's level of earnings did not reach the minimum requirements of the incentive plan for that year and consequently no bonuses were earned. In 1997, the Company's level of earnings reached the requirements set by the 1997 incentive plan and consequently bonuses were earned as set forth above in the Summary Compensation Table.

     The third component of the compensation program consists of the awarding of options to purchase Common Stock under the Company's Stock Option Plan (the "Option Plan"). Stock options may be granted under the Option Plan with an exercise price of no less than 85% of the fair market value of the Common Stock on the date of grant, although all options granted under the Option Plan to date have been granted at exercise prices which are not less than 100% of the fair market value on the respective dates of grant. In addition, options granted under the Option Plan are generally subject to a three-year vesting period. Accordingly, an optionee will realize value from the grant only if the market value of the Common Stock increases over an extended period following the date of grant. Because the compensation element of stock options is dependent on increases over time in market value of such shares, stock options represent compensation tied to the Company's long-term performance. The Committee believes compensation in the form of stock options serves to align the interests of the executive officers directly with the interests of the Company's stockholders. Options granted to the Named Executive Officers during 1997 are disclosed above.

     The number of options granted to any officer under the Option Plan is determined by the Committee based on a number of factors, including that officer's corporate level of responsibility and performance, the frequency and number of options granted to that officer in the past and compensation paid or awarded to that officer under other aspects of the compensation program.

     EMPLOYMENT AGREEMENTS

     The Company has entered into Employment Agreements, each dated as of January 15, 1998, with Richard A. Niglio and Elanna S. Yalow (each referred to in this paragraph as the "Executive"). The Employment Agreements have substantially identical terms, except as noted below. Each Employment Agreement has an initial term of three years, renewable for additional successive three-year terms unless earlier terminated, or modified, extended or replaced by mutual agreement. If the Employment Agreement is terminated due to death or disability, or is terminated by the Company other than for cause, or is terminated by the Executive for good reason, then Executive (or Executive's estate) will receive as severance (a) a lump-sum payment equal to the greater of Executive's base salary for the remainder of the three-year term then in effect (including in some cases base salary for the successive three-year term) or two times Executive's base salary, and (b) a PRO RATA bonus for the fiscal year in which termination occurs, provided that if termination occurs within 365 days of a "Change in Control" (as defined) of the Company, Executive shall receive a bonus (the "Bonus Multiple") equal to two times the highest annual bonus earned by Executive in the three fiscal years prior to the year of termination, plus the amount, if any, by which the PRO RATA bonus exceeds the Bonus Multiple. In addition, all of Executive's unvested stock options will vest and be exercisable for three months and, except in the case of termination due to death, Executive will continue to participate in all Company benefits for two years. If the Agreement is terminated voluntarily by Executive or by the Company for cause Executive will only receive his or her base salary and expense reimbursements through date of termination. Pursuant to his Employment Agreement Mr. Niglio serves as Chief Executive Officer, with a base salary of $350,000 per year, and pursuant to her Employment Agreement Dr. Yalow serves as Chief Operating Officer and President with a base salary of $200,000 per year. Mr. Niglio's Employment Agreement will be superseded by his Consulting Agreement dated March 27, 1998, and Dr. Yalow's Employment Agreement will be superseded by her Employment Agreement dated March 27, 1998.

COMPENSATION DEDUCTION LIMITATION

     As part of the 1993 Omnibus Budget Reconciliation Act, Congress enacted
Section 162(m) of the Internal Revenue Code of 1986 (the "Code"), which limits to $1 million per year the federal income tax deduction available to public companies of compensation paid to its chief executive officers and, in certain cases, its four other highest paid executive officers, unless the compensation qualifies for certain "performance-based" exceptions provided for in that section. Although it is anticipated that cash compensation payable to the Company's executive officers for the next several years will not exceed the $1 million limitation, the Company's strategy, nevertheless, is to qualify compensation paid to its executive officers for deductibility for federal income tax purposes to the extent feasible. Notwithstanding the foregoing, to maximize its flexibility with regard to executive compensation arrangements, the Company reserves the right to take actions which it deems to be in the best interests of the Company and its stockholders but which may not always qualify for tax deductibility under Section 162(m) or other sections of the Code.



                                   COMPENSATION COMMITTEE

                                      W. Wallace McDowell, Jr.
                                      Myron A. Wick, III

             COMPENSATION COMMITTEE REPORT ON REPRICING OF STOCK OPTIONS

     On August 27, 1996 upon recommendation of the Compensation Committee, the Board of Directors of the Company reduced the exercise price of all previously granted options with exercise prices of greater than $6.00 to $5.25, which was the closing market price of the Company's Common Stock as reported on the NASDAQ National Market as of that date. The Compensation Committee, in making its recommendation to the Board of Directors, and the Board of Directors, in acting to reduce the exercise price of the stock options considered several factors. One was the decline in the price of the Common Stock over a period of approximately one year prior to the date of the repricing, which resulted in many of the previously granted stock options having exercise prices well in excess of the prevailing market price for the Common Stock at the time of the repricing. As a consequence, the impact of the stock options as a motivational tool and as a reward to the recipients was significantly eroded. In addition, the Committee and the Board considered that no payments were made to the Company's executive officers under the Company's incentive plan for 1995 and, based on information available to management at the time of the repricing, it appeared that no payments would be made for 1996 as well. In view of the Company's reliance on stock options as a major component of its compensation program, and that another component of the program, the incentive plan, had not been a source of income to the Company personnel in 1995 and would not be a source of income in 1996, the Committee and Board believed that the reduction in the exercise prices of the options was critical to retaining and motivating the executive personnel and others who are in a position to contribute substantially to the progress and success of the Company. Exercise prices for options to purchase an aggregate of 387,244 shares outstanding on August 27, 1996 were reduced by the Board.

     The following table sets forth for Mr. Niglio, Dr. Yalow and the Company's other executive officers a summary of all repricing of options previously granted to them which was effected during the ten year period ending
December 31, 1997.


                              TEN YEAR OPTION REPRICING


Name                                  Date of   # of Securities    Market Price of   Exercise Price     New      Length of Original
----                                 Repricing     Underlying     Stock at Time of     at Time of     Exercise       Option Term
                                     ---------      Options           Repricing         Repricing      Price      Remaining at Date
                                                   Repriced       ----------------   --------------   --------     of Repricing
                                                 --------------                                                  ------------------
Richard A Niglio . . . . . . .       8/27/96       72,500             $5.25               $8.00      $5.25           6.5 yrs.
                                     8/27/96       37,500             $5.25               $8.00      $5.25           6.5 yrs.
                                     8/27/96       66,391             $5.25              $10.25      $5.25           8.3 yrs.
                                     8/27/96       13,889             $5.25              $10.25      $5.25           8.3 yrs.
                                    10/19/92       38,750             $6.00              $10.00      $6.00           5.0 yrs.
Elanna S. Yalow. . . . . . . .       8/27/96       13,277             $5.25              $10.25      $5.25           8.3 yrs.
                                     8/27/96       17,500             $5.25               $8.00      $5.25           6.5 yrs.
                                     8/27/96        2,778             $5.25              $10.25      $5.25           8.3 yrs.
                                    10/19/92        3,125             $6.00              $10.00      $6.00           5.0 yrs.
Randall J. Truelove. . . . . .       8/27/96       13,277             $5.25              $10.25      $5.25           8.3 yrs.
                                     8/27/96       17,500             $5.25               $8.00      $5.25           6.5 yrs.
                                     8/27/96        2,778             $5.25              $10.25      $5.25           8.3 yrs.
                                    10/19/92        2,500             $6.00              $10.00      $6.00           5.0 yrs.
Frank A. Devine. . . . . . . .       8/27/96       13,277             $5.25              $10.25      $5.25           8.3 yrs.
                                     8/27/96       17,500             $5.25               $8.00      $5.25           6.5 yrs.
                                     8/27/96        2,778             $5.25              $10.25      $5.25           8.3 yrs.
                                    10/19/92        2,500             $6.00              $10.00      $6.00           5.0 yrs.
Jane A. Delaney. . . . . . . .       8/27/96        1,000             $5.25              $10.25      $5.25           3.3 yrs.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership, as of March 27, 1998, of the Common Stock by (i) any person known by the Company to beneficially own more than 5% of the outstanding Common Stock;
(ii) each director of the Company; (iii) the Company's Chief Executive Officer and each of the four most highly compensated executive officers (collectively, the "Named Officers") whose total salaries and bonuses exceeded $100,000 for services rendered to the Company during the last fiscal year; and (iv) all directors and executive officers of the Company as a group, including the Named Officers. On March 27, 1998, there were 6,744,499 shares of Common Stock issued and outstanding.




Name and Address of Beneficial Owner*                                Number of Shares of          Percentage
-------------------------------------                                   Common Stock              Ownership
                                                                     Beneficially Owned
                                                                     ------------------           ---------
(a)  5% Stockholders
     Gruber & McBaine Capital Management, Inc., et al. . . . . .      1,363,700(1)                  20.2%
        50 Osgood Place
        San Francisco, CA 94133
     Heartland Advisors, Inc.. . . . . . . . . . . . . . . . . .        880,000(2)                  13.0%
        790 North Milwaukee Street
        Milwaukee, Wisconsin 53202
     Wellington Management Company . . . . . . . . . . . . . . .        620,000(3)                   9.2%
        75 State Street
        Boston, Massachusetts 02109
     Kennedy Capital Management, Inc . . . . . . . . . . . . . .        493,250(4)                   7.3%
        425 N. New Ballas Road, Suite 181
        St. Louis, Missouri  63141
     Dimensional Fund Advisors, Inc. . . . . . . . . . . . . . .        380,600(5)                   5.6%
        1299 Ocean Avenue
        Santa Monica, California 90401

(b)  Directors
     Richard A. Niglio . . . . . . . . . . . . . . . . . . . . .        510,182(6)                   7.2%
     Elanna S. Yalow . . . . . . . . . . . . . . . . . . . . . .        176,655(7)                   2.6%
     W. Wallace McDowell, Jr . . . . . . . . . . . . . . . . . .         33,262(8)                    **
     Robert E. Kaufmann. . . . . . . . . . . . . . . . . . . . .         30,100(9)                    **
     Mark P. Clein . . . . . . . . . . . . . . . . . . . . . . .         33,100(10)                   **
     Michael J. Connelly . . . . . . . . . . . . . . . . . . . .         67,066(11)                  1.0%
     Myron A. Wick III . . . . . . . . . . . . . . . . . . . . .        750,100(12)                 11.1%
(c) All directors and executive officers as a group (includes
       10 persons)(13) . . . . . . . . . . . . . . . . . . . . .      1,763,975                     23.3%



-----------

* Except as noted below, each beneficial owner has sole voting and investment power with respect to the shares reported.

**   Represents less than 1% of the outstanding Common Stock.

(1) According to information supplied to the Company by Gruber & McBaine Capital Management, Inc. ("GMCM"), an investment adviser, Jon D. Gruber and
     J. Patterson McBaine, the executive officers, directors and stockholders of GMCM, Lagunitas Partners, L.P. ("Lagunitas"), an investment partnership for which GMCM and Messrs. Gruber and McBaine are the general partners, Proactive Investment Managers, L.P. ("PIM") as the general partner of Proactive Partners, L.P. ("PP") and Fremont Proactive Partners, L.P.

     ("FPP"), two investment partnerships, and Charles C. McGettigan and Myron
     A. Wick, III, who are general partners (along with Messrs. Gruber and McBaine), in PIM, and GMJ Investments, Inc. ("GMJ" and, collectively with each of the foregoing, the "G&M Group"), members of the G&M Group own shares as follows: Mr. Gruber owns 6,100 shares, Mr. McBaine owns 38,000 shares, Lagunitas owns 207,500 shares, PP owns 522,000 shares, and FPP owns 7,000 shares. The shares reported by the G&M Group do not include 24,500 shares issuable upon exercise of options exercisable upon consummation of the Merger which Mr. Wick has received in his capacity as a director of the Company.

(2)  Based on information set forth in a Schedule 13G dated January 23, 1998.

(3) Based on information set forth in a Schedule 13G (Amendment No. 1) dated January 24, 1997.

(4)  Based on information set forth in a Schedule 13G dated February 10, 1998.

(5)  Based on information set forth in a Schedule 13G dated February 6, 1998.

(6) Consists of 131,650 shares owned directly by Mr. Niglio, 2,000 shares owned by Mr. Niglio's wife and 376,532 shares issuable upon exercise of currently exercisable options and options exercisable upon consummation of the Merger. Mr. Niglio disclaims beneficial ownership of shares owned by his wife.

(7) Consists of 10,600 shares of Common Stock owned by Dr. Yalow and 166,055 shares issuable upon exercise of currently exercisable options and options exercisable upon consummation of the Merger.

(8) Consists of 5,262 shares of Common Stock owned by Mr. McDowell and 28,000 shares issuable upon exercise of currently exercisable options and options exercisable upon consummation of the Merger.

(9) Consists of 2,100 shares of Common Stock owned by Mr. Kaufmann and 28,000 shares issuable upon exercise of currently exercisable options and options exercisable upon consummation of the Merger.

(10) Consists of 5,100 shares of Common Stock owned by Mr. Clein and 28,000 shares issuable upon exercise of currently exercisable options and options exercisable upon consummation of the Merger.

(11) Consists of 38,102 shares owned directly by Mr. Connelly, 4,464 shares of Common Stock owned by LN Investment Capital Limited Partnership ("LNIC") and 24,500 shares issuable upon exercise of currently exercisable options and options exercisable upon consummation of the Merger. Mr. Connelly is the Managing General Partner of LNIC. Mr. Connelly disclaims beneficial ownership of shares of Common Stock owned by LNIC except to the extent of his proportionate interest therein.

(12) Consists of 49,000 shares owned by four trusts for benefit of Mr. Wick or members of his family, 4,000 shares owned by Mr. Wick as custodian for his children, 672,600 shares owned by two investment partnerships which are part of the G&M Group and for which Mr. Wick may be deemed to have shared voting and dispositive power, and 24,500 shares issuable upon exercise of currently exercisable options and options exercisable upon consummation of the Merger.

(13) Includes 810,897 shares of Common Stock issuable upon exercise of currently exercisable options and options exercisable upon consummation of the Merger.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective November 5, 1992, the Company acquired American Family Service Corporation ("AFSC") pursuant to the merger of a wholly-owned subsidiary of the Company with and into AFSC. Pursuant to the terms of a Shareholders Agreement with LNIC, the principal stockholder of AFSC, which was entered into simultaneously with the agreement and plan of merger in that transaction, LNIC was granted the right to designate one person as a director of the Company upon consummation of the acquisition of AFSC, and to thereafter require the Company to include in the slate of nominees for election of directors at any meeting of stockholders of the Company at which directors are elected, and to solicit proxies for, one nominee selected by LNIC for so long as the shares owned by LNIC, including shares issuable upon conversion of the preferred stock which was issued to AFSC in the transaction, constituted more than 5% of the total number of shares of Common Stock issued and outstanding. Michael J. Connelly was LNIC's designee on the Board commencing in 1992 pursuant to the Shareholders Agreement. During the fourth quarter of 1997 LNIC converted the remaining balance of its preferred stock into shares of Common Stock of the Company and has disposed of a sufficient number of its shares of Common Stock so that it no longer satisfies the 5% test referred to above.

     In 1993 and 1994, the Company furnished loans to each of its executive officers in connection with their purchases of Common Stock. In connection with a private placement of shares in 1993, the Company loaned $200,200 to Mr. Niglio and $20,075 to each of Dr. Yalow, Randall J. Truelove, Vice President, Finance, Rebekah K. Renshaw, Vice President, Operations, and Frank A. Devine, Secretary and General Counsel, constituting the purchase price for their respective shares. Each of the loans bears interest at 5.5% annum and is payable in 36 equal monthly installments of principal and interest, commencing on May 1, 1996. The Board of Directors of the Company has deferred indefinitely the payment of interest and principal of these loans. In connection with their purchases of publicly registered shares in 1994, the Company loaned $224,475 to Mr. Niglio and $33,825 to each of Dr. Yalow, Mr. Truelove, Ms. Renshaw and Mr. Devine, constituting substantially all of the purchase price for their respective shares. Those loans bear interest at the rate of 7.3% per annum, and are payable in 36 monthly installments of principal and interest commencing in December 1997. The Board of Directors of the Company has also deferred indefinitely the payment of interest and principal of these loans. As of February 28, 1998, the aggregate amount of indebtedness of each of the executive officers to the Company pursuant to the 1993 and 1994 loans was $533,444 for Mr. Niglio, $67,653 for Dr. Yalow, $67,653 for Mr. Truelove, and $67,653 for
Mr. Devine. In connection with the exercise of certain stock options the Compensation Committee in October 1997 approved loans of $266,200 to Mr. Niglio, $18,700 to Mr. Truelove, and $15,000 to Mr. Devine.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Niglio, Chairman and Chief Executive Officer of the Company, is a director and member of the Compensation Committee of PMR Corporation. Mark P. Clein, a director of the Corporation, is Chief Financial Officer of PMR Corporation.

                               STOCK PERFORMANCE GRAPH

The following stock performance graph reflects a comparison of the cumulative total return on an investment in the Common Stock of the Company from December 31, 1992 through December 31, 1997 with the Amex Market Value Index, an old "Peer Group" of other publicly traded companies (KinderCare Learning Centers, Inc., Sunrise Preschools, Inc., and Nobel Education Dynamics, Inc.) and a new "Peer Group" which consists of members of the old "Peer Group" plus two additional companies primarily engaged in child care services, Kiddie Academy International, Inc, and New Horizon Kids Quest, Inc., both of which conducted initial public offerings in 1995. The Company has elected to utilize a new Peer Group because it believes that the new Peer Group constitutes a more representative sample of publicly-owned companies which are competitive with the Company. Dividend reinvestment has been assumed and, with respect to companies in the old and new Peer Groups, the performance of each such company's stock has been weighed to reflect relative stock market capitalization. The comparisons in this table are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

                  COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
                AMONG CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC.,
        THE AMEX MARKET VALUE INDEX, A NEW PEER GROUP AND AN OLD PEER GROUP



                                                                                      CUMULATIVE TOTAL RETURN AT
                                                                   ----------------------------------------------------------
                                                                   12/31/92  12/31/93  12/31/94  12/31/95  12/31/96  12/31/97
                                                                   --------  --------  --------  --------  --------  --------
Children's Discovery Centers of America, Inc.. . . . . . . .        $100      $195      $246      $111      $151      $211
New Peer Group . . . . . . . . . . . . . . . . . . . . . . .         100       100       129       486       284       271
Old Peer Group . . . . . . . . . . . . . . . . . . . . . . .         100       100       129       486       284       244
AMEX Market Value. . . . . . . . . . . . . . . . . . . . . .         100       120       109       137       146       177




-----------------
* Assumes $100 was invested on December 31, 1992 in the applicable stock or index, and that all dividends were reinvested.

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

     10.  Material Contracts:

          A.   CDC Stock Option Plan, as amended, incorporated by reference to
               Exhibit 10(A) of S-2 Registration Statement No. 33-85878.

          B. Form of Stock Option Agreement dated as of June 16, 1992, between the Registrant and each of its non-employee directors, incorporated by reference to Exhibit 10(C) to Registrant's 1993 Form 10-K.

          C. Form of Stock Purchase Agreement dated March 22, 1993, and Registration Rights Agreement attached as Exhibit A thereto, incorporated by reference to Exhibit 10(H) to S-2 Registration Statement No. 33-70360.

          D. Promissory Note of Richard A. Niglio dated May 28, 1993, in the principal amount of $200,200, and related Pledge Agreement between the Registrant and Mr. Niglio, incorporated by reference to Exhibit 10(I) to S-2 Registration Statement No. 33-70360.

          E. Non-Employee Directors' Stock Option Plan, incorporated by reference to Exhibit 10(J) to S-2 Registration Statement No. 33-70360.

          F. Promissory Note of Richard A. Niglio dated December 16, 1994, in the principal amount of $224,475, incorporated by reference to
               Exhibit 10(I) to Registrant's 1994 Form 10-K.

          G. Non-Employee Directors' Stock Option Plan (Amended and Restated as of August 27, 1996, incorporated by reference to Exhibit 10(I) to Registrant's 1996 Form 10-K.

          H. Promissory Note of Richard A. Niglio dated October 1, 1997, in the principal amount of $232,500 filed as an exhibit hereto.*

          I. Non-Employee Directors' Stock Option Plan (Amended and Restated as of August 27, 1996), incorporated by reference to Exhibit 10(I) to Registrant's 1996 Form 10-K.

--------------------
*    ATTACHED HERETO

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

     20.  Other documents or statements to security holders:  Not Applicable.

     21.  Subsidiaries of the Registrant:




          NAME OF SUBSIDIARY                                     STATE OF INCORPORATION
          ------------------                                     ----------------------
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


                            CHILDREN'S DISCOVERY CENTERS
                                  OF AMERICA, INC.

Date: APRIL 29, 1998                 By:    S/S  RICHARD A. NIGLIO
      ------------------                 ------------------------------
                                           Richard A. Niglio
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.




        SIGNATURE                         TITLE                          DATE
        ----------                        -----                          ----
  s/s  Richard A. Niglio           Chairman of the Board           April 29, 1998
------------------------------     of Directors, and
       Richard A. Niglio           Chief Executive Officer,
                                   (Principal Executive Officer)


  s/s  Randall J. Truelove         Vice President, Finance         April 29, 1998
------------------------------     (Principal Financial Officer
       Randall J. Truelove         and Accounting Officer)


  s/s  Mark P. Clein               Director                        April 29, 1998
------------------------------
       Mark P. Clein


  s/s  Michael J. Connelly         Director                        April 29, 1998
------------------------------
       Michael J. Connelly


  s/s  Robert E. Kaufmann          Director                        April 29, 1998
------------------------------
       Robert E. Kaufmann


  s/s  W. Wallace Mcdowell, Jr.    Director                        April 29, 1998
------------------------------
       W. Wallace McDowell, Jr.


  s/s  Myron A. Wick, III          Director                        April 29, 1998
------------------------------
       Myron A. Wick, III


  s/s  Elanna S. Yalow             Director                        April 29, 1998
------------------------------
       Elanna S. Yalow


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






                              ARTHUR ANDERSEN LLP


San Francisco, California,
February 27, 1998 (except with
  respect to the matter discussed in
  Note 10, as to which the date is
  March 27, 1998)

         CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1997 AND 1996
                    (In thousands except share information)


ASSETS                                                     1997           1996
                                                        --------       --------
CURRENT ASSETS:

  Cash and cash equivalents                             $  3,763       $  4,826
  Short-term investments                                  10,953          6,914
  Accounts receivable, net of allowance for doubtful
     accounts of $260 and $143, respectively               2,774          3,308
  Prepaid expenses and other                               1,428          1,623
                                                        --------       --------

  Total current assets                                    18,918         16,671
                                                        --------       --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                     1,659          1,320
  Buildings                                                7,558          6,179
  Furniture, fixtures and equipment                       11,477         11,015
  Transportation equipment                                 2,370          2,233
  Leasehold improvements                                   9,642          8,832
  Construction in Progress                                     4            750
  Less:  Accumulated depreciation and amortization       (10,194)        (8,798)
                                                        --------       --------

                                                          22,516         21,531
                                                        --------       --------

INTANGIBLE ASSETS, net                                    33,487         35,381
                                                        --------       --------

OTHER ASSETS                                               2,819          1,752
                                                        --------       --------

Total Assets                                            $ 77,740       $ 75,335
                                                        --------       --------
                                                        --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                     $  2,934       $  2,095
  Accounts payable                                           701            501
  Payroll and related accruals                             3,352          3,090
  Accrued liabilities and other                            2,694          1,730
                                                        --------       --------

  Total current liabilities                                9,681          7,416
                                                        --------       --------

LONG-TERM DEBT, net of current portion                    14,139         16,634
                                                        --------       --------

ACCRUED STRAIGHT- LINE RENT                                1,091            998
                                                        --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Special Stock - authorized
  5,000,000 shares; outstanding as:
   Series A Convertible Preferred,
     par value $.01 per share, liquidation value $0,
     no shares outstanding in 1997 and
     2,135 shares outstanding in 1996                          0              0

  Common Stock, par value $.01 per share,
    Authorized 20,000,000 shares, outstanding:
    6,744,129 in 1997, and 6,306,958 in 1996                 137            133
  Treasury Stock (7,200,844 in 1997 and 1996)                  0              0
  Paid-in Capital in Excess of Par                        53,011         52,722
  Unrealized Gain on Short-Term Investments                   15              0
  Loans to Stockholder Officers                             (976)          (710)
  Retained earnings (accumulated deficit)                    642         (1,858)
                                                        --------       --------
  Total stockholders' equity                              52,829         50,287
                                                        --------       --------
  Total liabilities and stockholders' equity            $ 77,740       $ 75,335
                                                        --------       --------
                                                        --------       --------

  The accompanying notes to consolidated financial statements are an integral part of these statements.

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  (in thousands, except per share data)

                                                           1997           1996           1995
                                                        ---------      ---------      ---------
REVENUE FROM OPERATIONS                                 $  93,015      $  87,480      $  77,627

  Payroll and related expenses                             49,059         47,131         42,235
  Other center operating expenses                          24,783         23,848         19,811
  Administrative expenses                                   7,937          8,042          6,317
  Depreciation and amortization                             6,040          5,118          3,804
  Advertising and promotion                                   711            898            843
                                                        ---------      ---------      ---------

Total operating expenses                                   88,530         85,037         73,010
                                                        ---------      ---------      ---------

INCOME FROM OPERATIONS                                      4,485          2,443          4,617

OTHER INCOME (EXPENSE):

  Interest income                                             706            375            807
  Interest expense                                         (1,591)        (1,692)        (1,580)
                                                        ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                                  3,600          1,126          3,844

PROVISION FOR INCOME TAXES                                  1,100            225          1,208
                                                        ---------      ---------      ---------

    NET INCOME                                           $  2,500         $  901       $  2,636
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

    NET INCOME PER SHARE:

      Basic                                               $  0.37        $  0.14        $  0.43
      Diluted                                             $  0.36        $  0.13        $  0.38
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

    WEIGHTED AVERAGE SHARES OUTSTANDING:

      Basic                                                 6,703          6,307          6,185
      Diluted                                               6,899          6,723          6,929
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

  The accompanying notes to consolidated financial statements are an integral part of these statements.

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (In thousands)

                                                                   Series A
                                                                Preferred Stock              Common Stock
                                                             -----------------------------------------------        Paid - In
                                                              Number                     Number                     Capital in
                                                                of                         of                         Excess
                                                              Shares        Amount       Shares         Amount        of Par
                                                              ------        ------       ------         ------        ------
BALANCE,
December 31, 1994                                               3             $-          5,932           $130        $51,391

Public Offering                                                 -              -            138              1          1,242

Exercise of Options                                             -              -             34              -             49

Preferred Stock Conversion                                      -              -            100              1             (1)

Interest and Loans to Stockholder Officers                      -              -              -              -             42

Unrealized Gain on Short Term Investments                       -              -              -              -              -

Net Income                                                      -              -              -              -              -
                                                            --------------------------------------------------------------------

BALANCE,
December 31, 1995                                               3              -          6,204            132         52,723

Preferred Stock Conversion                                     (1)             -            103              1             (1)

Interest and Loans to Stockholder Officers                      -              -              -              -              -

Unrealized Loss on Short Term Investments                       -              -              -              -              -

Net Income                                                      -              -              -              -              -
                                                            ---------------------------------------------------------------------

BALANCE,
December 31, 1996                                               2              -          6,307            133         52,722

Preferred Stock Conversion                                     (2)             -            388              4             (4)

Exercise of Options                                             -              -             49              -            293

Interest and Loans to Stockholder Officers                      -              -              -              -              -

Unrealized Gain on Short Term Investments                       -              -              -              -              -

Net Income                                                      -              -              -              -              -
                                                            ---------------------------------------------------------------------

BALANCE,
December 31, 1997                                               -             $-          6,744           $137      $  53,011
                                                            ---------------------------------------------------------------------

                                                                     Unrealized
                                                          Loans      Gain (Loss)     Retained
                                                           to            on          Earnings         Total
                                                       Stockholder   Short Term   (Accumulated    Stockholders'
                                                        Officers     Investment      Deficit)        Equity
                                                        --------     ----------      --------        ------
BALANCE,
December 31, 1994                                         $(640)          $(30)       $(5,395)       $45,456

Public Offering                                               -              -              -          1,243

Exercise of Options                                           -              -              -             49

Preferred Stock Conversion                                    -              -              -              -

Interest and Loans to Stockholder Officers                 (143)             -              -           (101)

Unrealized Gain on Short Term Investments                     -             40              -             40

Net Income                                                    -              -          2,636          2,636
                                                      ---------------------------------------------------------

BALANCE,
December 31, 1995                                          (783)            10         (2,759)        49,323

Preferred Stock Conversion                                    -              -              -              -

Interest and Loans to Stockholder Officers                   73              -              -              73

Unrealized Loss on Short Term Investments                     -            (10)             -             (10)

Net Income                                                    -              -            901             901
                                                      ---------------------------------------------------------

BALANCE,
December 31, 1996                                          (710)             -         (1,858)         50,287

Preferred Stock Conversion                                    -              -              -               -

Exercise of Options                                           -              -              -             293

Interest and Loans to Stockholder Officers                 (266)             -              -            (266)

Unrealized Gain on Short Term Investments                     -             15              -              15

Net Income                                                    -              -          2,500           2,500
                                                      ---------------------------------------------------------

BALANCE,
December 31, 1997                                      $   (976)           $15         $  642         $ 52,829
                                                      ---------------------------------------------------------

  The accompanying notes to consolidated financial statements are an integral part of these statements.

        CHILDREN'S DISCOVERY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (In thousands)


                                                                          1997            1996           1995
                                                                        --------        -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  2,500         $  901       $  2,636
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                           3,166          2,409          1,960
    Amortization                                                           2,874          2,709          1,844
  Changes in assets and liabilities -
    Accounts receivable                                                      534         (1,035)        (1,059)
    Prepaid expenses and other                                               195            941         (1,022)
    Accounts payable                                                         200           (125)          (172)
    Payroll and related accruals                                             262            876            527
    Accrued liabilities, straight-line rent and other                      1,252          1,317            (32)
                                                                        --------        -------       --------

Net cash provided by operating activities                                 10,983          7,993          4,682
                                                                        --------        -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                     (4,024)        (1,829)       (21,253)
  Proceeds from sale of short-term investments                                 0          2,899         14,599
  Payments for acquisitions of child care centers                           (674)          (874)        (9,089)
  Payments for the start-up of centers                                    (1,155)          (812)          (475)
  Purchases of property, plant and equipment, net                         (3,000)        (3,524)        (4,952)
  Other, net                                                              (1,084)           236           (496)
                                                                        --------        -------       --------

  Net cash used for investing activities                                  (9,937)        (3,904)       (21,666)
                                                                        --------        -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of issuance costs               27              -          1,191
  Proceeds from issuance of long-term debt                                 1,185            340          1,483
  Repayments of long-term debt                                            (3,321)        (2,523)        (4,328)
                                                                        --------        -------       --------

  Net cash used for financing activities                                  (2,109)        (2,183)        (1,654)
                                                                        --------        -------       --------

  Net increase (decrease) in cash and cash equivalents                    (1,063)         1,906        (18,638)

CASH AND CASH EQUIVALENTS, beginning of year                               4,826          2,920         21,558
                                                                        --------        -------       --------

CASH AND CASH EQUIVALENTS, end of year                                    $3,763         $4,826         $2,920
                                                                        --------        -------       --------

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

The aggregate fair values, amortized cost, gross unrealized holding gain, and gross unrealized holding loss of the major types of debt securities at December 31, 1997, were as follows (in thousands):

                                                        Gross Unrealized Holding
                                                        ------------------------
                           Fair Value  Amortized Cost   Gain                Loss
                           ----------  --------------   ----                ----
Municipal Bonds and Other   $10,926      $10,911         $15                 $-

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

INTANGIBLE ASSETS:

Intangible assets include goodwill related to the acquisition of child care centers, covenants not to compete and management contracts, as follows (in thousands):

                                                         1997          1996
                                                     ---------      ---------
  Goodwill                                           $  22,225      $  21,601
  Covenants not to compete                              13,688         13,531
  Other intangibles                                      7,665          7,676
                                                     ---------      ---------
                                                        43,578         42,808
  Accumulated amortization                             (10,091)        (7,427)
                                                     ---------      ---------
                                                     $  33,487      $  35,381
                                                     ---------      ---------

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

The reconciliation of the numerators and denominators of the basic and diluted net income per share are as follow

                                                           Income          Shares         Per Share
                                                         (Numerator)    (Denominator)       Amount
                                                         -----------    -------------       ------
For the Year 1995:
 Basic net income per share:
   Income available to holders of common stock            $2,636,000      6,185,077         $0.43

   Shares issuable upon exercise of stock options using
   treasury stock method                                                    252,984

   Shares outstanding based on assumed conversion
   of preferred stock                                                       490,909

 Diluted net income per share:
                                                         -----------     ----------       -------
   Income available to holders of common stock and
   common stock equivalents                               $2,636,000      6,928,970         $0.38
                                                         -----------     ----------       -------

For the Year 1996:
 Basic net income per share:
   Income available to holders of common stock              $901,000      6,306,958         $0.14

   Shares issuable upon exercise of stock options using
   treasury stock method                                                     27,601

   Shares outstanding based on assumed conversion
   of preferred stock                                                       388,182

                                                         -----------     ----------       -------
 Diluted net income per share:
   Income available to holders of common stock and
   common stock equivalents                                 $901,000      6,722,741         $0.13
                                                         -----------     ----------       -------

For the Year 1997:
 Basic net income per share:
   Income available to holders of common stock            $2,500,000      6,702,607         $0.37

   Shares issuable upon exercise of stock options using
   treasury stock method                                                    196,615

                                                         -----------     ----------       -------
 Diluted net income per share:
   Income available to holders of common stock and
   common stock equivalents                               $2,500,000      6,899,222         $0.36
                                                         -----------     ----------       -------

CONSOLIDATED STATEMENTS OF CASH FLOWS:

Cash and cash equivalents include deposits and short-term investments (at cost, which approximates market) with original maturities of three months or less.

The Company made cash payments for interest and income taxes (or received refunds) for the years ended December 31, 1997, 1996 and 1995, as follows (in thousands):

                                         1997           1996           1995
                                         ----           ----           ----
Interest                                $1,581         $1,693         $1,580
Income taxes                            $  918         $(426)         $1,654

Supplemental Schedule of Noncash Investing and Financing Activities:

The Company purchased centers during the years ended December 31, 1997, 1996 and 1995, as follows (in thousands):

                                       1997           1996           1995
                                       ----           ----           ----
Cash payments and/or expenses           $674         $  874        $ 9,089
Notes issued to sellers                  480            981          6,416
Liabilities assumed                        -             73          1,503
                                     -------         ------        -------
Total value of centers acquired      $ 1,154         $1,928        $17,008
                                     -------         ------        -------
                                     -------         ------        -------

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

(3) LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1997 and 1996, (in thousands):

                                       1997      1996
                                       ----      ----
Long-term borrowings:
     Notes payable to banks (a)       $5,682    $5,244
     Notes payable to sellers (b)     11,391    13,485
                                     -------   -------
                                      17,073    18,729
Less - Current portion                (2,934)   (2,095)
                                     -------   -------
                                     $14,139   $16,634
                                     -------   -------
                                     -------   -------

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

A summary of the maturities of long-term debt is as follows for the years ending December 31 (in thousands):

               1998          $2,934
               1999           2,104
               2000           1,812
               2001           2,373
               2002           2,645
               Thereafter     5,205
                              -----
                            $17,073
                            -------
                            -------

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

Future minimum payments under operating leases (not including unexercised renewal options) are as follows for the years ending December 31 (in thousands):

               1998                     $10,671
               1999                       8,794
               2000                       7,513
               2001                       6,509
               2002                       5,758
               Thereafter                15,039
                                        -------
               Total future minimum
               lease payments           $54,284
                                        -------
                                        -------

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

The Tax Reform Act of 1986 introduced a limitation on the amount of net operating loss, capital loss and tax credit carryforwards that can be used annually. This limitation applies following certain "changes in ownership". This limitation was triggered in 1988 and again in 1991 and 1994 pursuant to public offerings of Common Stock by the Company. As a result of the 1991 change in ownership, beginning in 1992 the net operating loss that the Company may use to offset future taxable income, if any, will be subject to an annual limitation of approximately $350,000. In addition, the Company's subsidiary, Magic Years, has separate net operating loss carryforwards for tax purposes of approximately $900,000 which expire between the years 2001 and 2006. This net operating loss is subject to the "change in ownership" limitation discussed above. The limitation is approximately $100,000 per year.

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

Deferred tax assets and liabilities as of December 31, 1997 and 1996 consisted of the following:

                                                     1997           1996
                                                     ----           ----
Deferred tax assets
 Net operating loss carryforwards                  $  1,768       $  1,972
 Straight-line rent                                     425            379
 Other                                                  760            606
                                                   --------       --------
                                                      2,953          2,957
                                                   --------       --------

Deferred tax asset valuation  allowance              (1,325)        (1,751)
                                                   --------       --------
Deferred tax liabilities
 Depreciation                                          (780)          (720)
 Reserves                                                -            (252)
 Other                                                   (8)           (13)
                                                   --------       --------
                                                       (788)          (985)
                                                   --------       --------

Net deferred tax asset                                 $840           $221
                                                   --------       --------
                                                   --------       --------

The difference between the statutory Federal income tax rate on income before income taxes and the Company's effective income tax rate is summarized as follows:

                                                                    Year Ended December 31
                                                            ---------------------------------------
                                                              1997           1996            1995
                                                            ---------------------------------------
Statutory Federal income tax rate                              34.0%          34.0%          34.0%
State income taxes, net of Federal benefit                      5.0            4.6            3.1
Change in valuation allowance                                  (6.4)         (19.6)          (2.9)
Alternative Minimum Tax                                         -             14.7            -
Tax exempt interest                                            (3.2)          (7.8)          (2.5)
Other, net                                                     (1.2)          (5.9)          (0.3)
                                                            ---------------------------------------
Effective income tax rate                                      30.6%          20.0%          31.4%
                                                            ---------------------------------------

Income tax expense consisted of the following:


                                                                      Year Ended December 31
                                                            ---------------------------------------
                                                              1997           1996            1995
                                                            ---------------------------------------
Federal:
 Current                                                   $1,445           $270           $855
 Deferred                                                    (617)          (124)           171
State:
 Current                                                      300             79            126
 Deferred                                                     (28)             -             56
                                                          -------          -----         ------
                                                           $1,100           $225         $1,208
                                                          -------          -----         ------
                                                          -------          -----         ------

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

Had compensation cost for the Plans and other options issued been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (and earnings per share) would have been reduced to the following pro forma amounts:

                                        1997         1996          1995
                                        ----         ----          ----
 Net income:        As Reported        $2,500        $ 901        $2,636
                    Pro Forma          $2,309        $ 176        $2,603
 Basic EPS:         As Reported        $ 0.37        $0.14        $ 0.43
                    Pro Forma          $ 0.34        $0.03        $ 0.42
 Diluted EPS:       As Reported        $ 0.36        $0.13        $ 0.38
                    Pro Forma          $ 0.33        $0.03        $ 0.38

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

A summary of the status of the Company stock option plan at December 31, 1997, 1996 and 1995, and changes during the years then ended is presented in the table and narrative below:

                                            1997                                1996                              1995
                                 --------------------------------------------------------------------------------------------------
                                                    WEIGHTED                          WEIGHTED                          WEIGHTED
                                                    AVERAGE                           AVERAGE                           AVERAGE
                                 SHARES          EXERCISE PRICE          SHARES     EXERCISE PRICE         SHARES    EXERCISE PRICE
                                 ---------------------------------------------------------------------------------------------------
Outstanding at beg. of year      808,840             $5.37               648,338       $8.06               646,838       $ 7.81
Granted                          186,500             $4.94               592,502       $5.20                17,500       $16.38
Exercised                        (49,259)            $5.96                     0       $0.00                (6,950)      $ 6.99
Canceled                         (17,916)            $4.80              (432,000)      $9.16                (9,050)      $ 8.25
                                 --------                              ---------                           -------

Outstanding at end of year       928,165             $5.27               808,840       $5.37               648,338       $ 8.06
                                 --------                              ---------                           -------
Exercisable at end of year       728,679                                 647,875                           506,233
Weighted average fair value                          $2.10                             $1.82                             $ 6.73
  of options granted
                                 --------------------------------------------------------------------------------------------------

                  OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                            As of December 31, 1997

    Range of           Number      Weighted Average    Weighted         Number          Weighted
    Exercise        Outstanding       Remaining         Average      Exercisable         Average
     Price                          Contractual Life  Exercise Price                  Exercise Price
----------------------------------------------------------------------------------------------------
 $3.63 - $4.88        283,415              8.06          $4.78          114,230           $4.74
 $5.25 - $5.25        455,000              6.54          $5.25          428,765           $5.25
 $5.50 - $6.00        185,250              4.31          $6.00          184,784           $6.00
 $7.00 - $7.50          4,500              4.83          $7.50              900           $7.50
 -------------        -------              ----          -----          -------           -----
 $3.63 - $7.50        928,165              6.55          $5.27          728,679           $5.36

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


                                 CHILDREN'S DISCOVERY CENTERS
                                       OF AMERICA, INC.



Date:  April 29, 1998         By:  /s/  Richard A. Niglio
                                 ---------------------------------------------
                                   Richard A. Niglio
                                   Chairman and Chief Executive Officer